Form 10-Q
period 1995-01-29
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1995-03-15
CIK 310450

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

    [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 1995

    [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_________________to__________________

Commission file number 20-8969

                        NOVAMETRIX MEDICAL SYSTEMS INC.
         (Exact name of small business issuer as specified in its charter)

              Delaware                                     06-0977422
    (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                 Identification Number)

              1 Barnes Industrial Park Road, Wallingford, CT 06492 (Address of principal executive offices) (zip code)

          Issuer's telephone number, including area code (203)265-7701

- ---------------------------------------------------------------------------
 (Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              YES   X       NO
                                                   ---         ---
                             APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.01 par value: 5,797,081 shares issued and outstanding as of February 28, 1995.

Transitional Small Business Disclosure Format (check one):

                                              YES           NO  X
                                                  ---          ---
                                  Page 1 of 16
                          Index to Exhibits at Page 14

                                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                                              INDEX

                                                                            PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Statements of Operations (Unaudited) -
          Quarters ended January 29, 1995 and January 30, 1994                 3
          Nine months ended January 29, 1995 and January 30, 1994              4

        Condensed Consolidated Balance Sheets (Unaudited) -
          January 29, 1995 and May 1, 1994.                                    5

        Condensed Consolidated Statements of Cash Flows (Unaudited) -
           Nine months ended January 29, 1995 and January 30, 1994             7

        Notes to Condensed Consolidated Financial Statements
           (Unaudited) - January 29, 1995                                      8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             9


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     12


SIGNATURES                                                                    13


                        PART I - FINANCIAL INFORMATION

                        NOVAMETRIX MEDICAL SYSTEMS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                         QUARTER ENDED        QUARTER ENDED
                                        JANUARY 29, 1995     JANUARY 30, 1994
                                        ----------------     ----------------
Net sales                                 $ 5,919,279          $ 5,216,828

Costs and expenses:

    Cost of products sold                   2,655,720            2,305,564
    Research and product development          609,812              493,508
    Selling, general and administrative     2,193,105            2,107,777
    Interest                                   85,480              168,807
    Other expense                              19,062               16,264
                                          -----------          -----------
                                            5,563,179            5,091,920

                                          -----------          -----------
INCOME BEFORE INCOME TAXES                    356,100              124,908


Income taxes                                    7,000

                                          -----------          -----------
NET INCOME                                $   349,100          $   124,908
                                          ===========          ===========


Per common share amounts:

    Primary                               $       .05          $       .02
                                          ===========          ===========

    Fully diluted                         $       .05          $       .02
                                          ===========          ===========

Average common shares outstanding:

    Primary                                 7,635,693            6,674,357

    Fully diluted                           7,635,693            6,776,523

See accompanying notes.

                        NOVAMETRIX MEDICAL SYSTEMS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                         NINE MONTHS ENDED    NINE MONTHS ENDED
                                         JANUARY 29, 1995     JANUARY 30, 1994
                                         -----------------    -----------------
Net sales                                   $17,438,186          $15,264,355

Costs and expenses:

    Cost of products sold                     7,688,983            6,715,383
    Research and product development          1,740,497            1,427,273
    Selling, general and administrative       6,697,618            6,176,305
    Interest                                    291,285              532,581
    Other expense (income), net                  65,365              (81,732)
                                             ----------          -----------

                                             16,483,748           14,769,810

                                             ----------          -----------
INCOME BEFORE INCOME TAXES                      954,438              494,545


Income taxes                                     15,000

                                             ----------          -----------
NET INCOME                                  $   939,438          $   494,545
                                            ===========          ===========


Per common share amounts:

    Primary                                 $       .12          $       .07
                                            ===========          ===========
   Fully diluted                            $       .12          $       .07
                                            ===========          ===========
Average common shares outstanding:

    Primary                                   7,616,797            6,598,928


    Fully diluted                             7,616,797            6,768,488

See accompanying notes.

                        NOVAMETRIX MEDICAL SYSTEMS INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

    ASSETS                                       JANUARY 29, 1995     MAY 1, 1994
    ------                                       ----------------     -----------
    CURRENT ASSETS

        Cash and cash equivalents                  $   236,494        $   267,882

        Accounts receivable, less
         allowance for losses of $250,000            4,954,727          4,335,834

        Inventories:
         Finished products                           1,318,355          1,312,464
         Work in process                               812,865            795,384
         Materials                                   2,592,498          2,349,804
                                                   -----------        -----------
                                                     4,723,718          4,457,652

        Prepaid expenses                               152,060            387,483
                                                   -----------        -----------
        TOTAL CURRENT ASSETS                        10,066,999          9,448,851


    EQUIPMENT                                        8,414,552          8,048,757
        Accumulated depreciation (deduction)        (7,201,692)        (6,912,401)
                                                   -----------        -----------
                                                     1,212,860          1,136,356


    LICENSE, TECHNOLOGY, PATENTS AND OTHER           7,652,050          6,921,725
        Accumulated amortization (deduction)        (2,591,132)        (2,236,250)
                                                   -----------        -----------
                                                     5,060,918          4,685,475


                                                   -----------        -----------
                                                   $16,340,777        $15,270,682
                                                   ===========        ===========

    See accompanying notes.

                        NOVAMETRIX MEDICAL SYSTEMS INC.

LIABILITIES_AND_SHAREHOLDERS'_EQUITY            JANUARY 29, 1995   MAY 1, 1994
- ------------------------------------            ----------------   -----------
CURRENT LIABILITIES
    Current portion long-term debt                 $    600,000    $    733,333
    Demand note payable to bank                       1,375,000       3,000,000
    Accounts payable                                  1,519,451       1,245,259
    Accrued expenses                                  1,665,238       1,794,407
    Customer advances                                                   654,400
                                                   ------------    ------------
      TOTAL CURRENT LIABILITIES                       5,159,689       7,427,399

LONG-TERM DEBT, less current portion                  1,708,333       3,560,007

REDEEMABLE PREFERRED STOCK, at
    redemption and liquidation value                  1,000,000       1,000,000

SHAREHOLDERS' EQUITY
    Preferred Stock, $1 par value,
      authorized 1,000,000 shares, 100,000
      issued and outstanding (less 40,000
      shares redeemable), at liquidation
      value                                           1,500,000       1,500,000

    Common Stock, $.01 par value,
      authorized 20,000,000 shares,
      issued 6,130,433 at January 29, 1995,
      and 4,882,706 at May 1, 1994,
      including 338,452 Treasury shares                  61,304          48,827

    Additional paid-in capital                       26,231,782      22,012,966

    Retained-earnings deficit                       (16,808,293)    (17,691,479)

    Deferred ESOP contributions                         (25,000)       (100,000)

    Treasury stock                                   (2,487,038)     (2,487,038)

                                                      8,472,755       3,283,276
                                                   ------------    ------------
                                                   $ 16,340,777    $ 15,270,682
                                                   ============    ============


See accompanying notes.

                        NOVAMETRIX MEDICAL SYSTEMS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      NINE MONTHS        NINE MONTHS
                                                         ENDED             ENDED
                                                    JANUARY 29, 1995   JANUARY 30, 1994
                                                    ----------------   ----------------
OPERATING ACTIVITIES
Net income                                             $   939,438          $ 494,545
Adjustments to reconcile net income
  to net cash provided by operating activities
 Depreciation                                              357,858            397,965
 Amortization                                              368,405            324,269
 Changes in operating assets and liabilities
  (Increase) decrease in accounts receivable              (618,893)            48,554
  Increase in inventories                                 (266,066)           (26,859)
 Decrease (increase) in prepaid expenses                   235,423             (3,623)
 Increase in accounts payable                              274,192            137,155
 Increase (decrease) in accrued expenses                    14,994           (423,393)
                                                       -----------          ---------
 NET CASH PROVIDED BY OPERATING ACTIVITIES               1,305,351            948,613

INVESTING ACTIVITIES
 Purchases of equipment                                   (461,370)          (275,510)
 Proceeds from sales of equipment                           27,008              9,142
 Purchases of license, technology, patents and other      (743,848)           (63,277)
                                                       -----------          ---------
 NET CASH USED BY INVESTING ACTIVITIES                  (1,178,210)          (329,645)

FINANCING ACTIVITIES
 Proceeds from borrowings                                2,500,000
 Principal payments on borrowings                       (6,035,007)          (974,997)
 Principal payment on customer advance                    (654,400)
 Dividends on Preferred Stock                              (56,250)           (56,250)
 Net proceeds from sales of Common Stock                 4,087,128            136,594
                                                       -----------          ---------
  NET CASH USED BY FINANCING ACTIVITIES                   (158,529)          (894,653)
                                                       -----------          ---------
DECREASE IN CASH AND CASH EQUIVALENTS                      (31,388)          (275,685)

Cash and cash equivalents at beginning of period           267,882            480,319
                                                       -----------          ---------
Cash and cash equivalents at end of period             $   236,494          $ 204,634
                                                       ===========          =========

See accompanying notes.

                        NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                JANUARY 29, 1995

NOTE 1 -- BASIS OF PRESENTATION

  The condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended January 29, 1995 are not necessarily indicative of the results that may be expected for the year ending April 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 1, 1994.

NOTE 2 -- PER SHARE AMOUNTS

  Common stock equivalents consist of the Company's Preferred Stock, stock options, warrants and shares subscribed under the Company's Employee Stock Purchase Plan. The computation of dilutive common stock equivalents is based on the if-converted method for the Preferred Stock and on the treasury stock method for the other common stock equivalents using the average market price for the primary earnings per share computations and the higher of average or period-end market price for the fully diluted earnings per share computations.

NOTE 3 -- CONTINGENCIES

  The Company is a party to various legal proceedings generally incidental to its business. Management believes that none of such legal proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                        NOVAMETRIX MEDICAL SYSTEMS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS_OF_OPERATIONS

  Operating results for the three-month and nine-month periods ended January 29, 1995 reflect continued improvement compared to the corresponding periods ended January 30, 1994. The Company recorded net income of approximately $349,000 or $.05 per share on net sales of approximately $5,919,000 for the three months ended January 29, 1995 compared to $125,000 or $.02 per share on net sales of approximately $5,217,000 for the three months ended January 30, 1994. For the nine months ended January 29, 1995, the Company recorded net income of approximately $939,000 or $.12 per share, on net sales of approximately $17,438,000 compared to net income of approximately $495,000 or $.07 per share, on net sales of approximately $15,264,000 for the nine months ended January 30, 1994.

  Net sales increased by approximately 13%, or $702,000, for the quarter ended January 29, 1995 compared to the quarter ended January 30, 1994 and 14%, or $2,174,000, for the nine months ended January 29, 1995 compared to the corresponding period of the prior fiscal year. The increases for both the three-month and nine-month comparisons resulted from strong product sales in the international and OEM markets, with slightly improved sales in the domestic market. Improved domestic non-hospital sales for both the three-month and nine-month comparisons, more than offset a soft domestic hospital marketplace believed to result from uncertainties surrounding the move toward managed care.

  Cost of products sold as a percentage of net sales for the quarter ended January 29, 1995 was 44.9% compared to 44.2% for the quarter ended January 30, 1994 primarily as a result of product mix. For the nine months ended January 29, 1995, cost of products sold as a percentage of net sales of 44.1% was effectively unchanged compared to 44.0% for the nine months ended January 30, 1994. The Company continues to emphasize product quality and product cost reductions to enhance its position in a competitive marketplace.

  Research and product development ("R & D") expenses increased by approximately 24% and 22%, respectively, for the three months and nine months ended January 29, 1995 compared to the corresponding periods of the prior fiscal year. The increases were due primarily to higher levels of salaries and related fringe benefits, development materials and outside professional services. The increase in R & D spending to approximately ten percent of year-to-date sales is consistent with the Company's targeted spending levels required to meet its R & D objectives.

  Selling, general and administrative ("S,G&A") expenses increased by 4% and 8%, respectively, for the three months and nine months ended January 29, 1995 compared to the corresponding periods of the prior fiscal year. Higher administrative costs, primarily related to financial reporting and outside services, accounted for the increase when comparing the three month periods, with international selling expense increases offsetting domestic spending reductions. The Company's expanded sales, marketing and service efforts, including advertising, promotional materials and higher international selling expenses as a result of increased sales activities, were primarily responsible for the growth in year-to-date S,G&A spending compared to the prior year.

  Interest expense decreased by approximately 49% and 45%, respectively, for the three months and nine months ended January 29, 1995 compared to the three months and nine months ended January 30, 1994. The decrease resulted from the reduction of the Company's debt levels, in conjunction with a public offering of the Company's equity securities completed during June 1994. As a result, interest expense for the three-month and nine-month periods ended January 29, 1995 have been reduced to approximately 1.4% of revenue and 1.7% of revenue, respectively. Recent market increases in interest rates partially offset the positive impact of the debt reduction on the Company's borrowing costs.

  The Company's backlog of firm orders aggregated approximately $4,902,000 as of January 29, 1995 compared to approximately $4,785,000 as of January 30, 1994. The increase in backlog was primarily related to increased OEM orders. Except for orders pursuant to long-term OEM agreements, the Company ships its products on a current basis. As such, the Company does not consider its backlog at any time to be a meaningful indicator of future sales.

LIQUIDITY_AND_SOURCES_OF_CAPITAL

  As of January 29, 1995, the Company increased its working capital to $4,907,000 from $2,021,000 at May 1, 1994. The Company's current ratio improved to 2.0 to 1 at January 29, 1995 from 1.3 to 1 at May 1, 1994. The improvement in the Company's working capital of approximately $2,886,000 resulted from the combined effects of the public offering and the bank debt restructuring consummated in June 1994 and from the overall improvement in operating results for the nine months ended January 29, 1995. In addition, the Company had over $1,000,000 available for borrowing under its revolving credit facility at both January 29, 1995 and May 1, 1994.

  The Company's operating activities provided approximately $1,305,000 of cash during the nine months ended January 29, 1995 compared to approximately $949,000 for the nine months ended January 30, 1994. Increases in net income were primarily responsible for the increase in net cash provided by operating activities. Changes in operating assets and liabilities represented less than a $100,000 increase in the use of cash compared to the prior year as increases in accounts receivable and inventory levels associated with higher sales were partially offset by higher accounts payables and a decrease in prepaid expenses. Investing activities were substantially higher than the first nine months of the previous year. Capital equipment purchases of approximately $461,000, consisting primarily of manufacturing tooling and equipment utilized for research and development, combined with higher levels of patent and technology related costs and increases in other assets accounted for the increase in investing activities. Costs associated with patents and technology consisted primarily of approximately $295,000 related to an accrued contractual obligation for the exclusive manufacturing and marketing rights to airway flow and pressure sensors, and to expenditures of approximately $229,000 covering costs related to the Company's current and future patents.

  The Company anticipates continued improvement in its financial results for the balance of fiscal 1995 and for the fiscal year ending April 28, 1996. Positive cash flow from operations is expected to exceed scheduled debt service requirements and planned investments in equipment and technology, with the surplus being used to reduce the outstanding indebtedness on the revolving credit facility. Management believes that its cash provided by operations will support its planned rate of growth and that additional funds, if required, will be available from the Company's revolving credit facility or from other sources on commercially reasonable terms. In addition, the Company has approximately $5,600,000 of additional net proceeds that it could potentially realize upon exercise of the Class A and Class B Warrants issued in June 1994, which are redeemable by the Company under specified conditions.

                           PART II - OTHER INFORMATION
                           ---------------------------



ITEM 6.  Exhibits and Reports on Form 8-K.

       (a) Exhibits: The exhibits required to be filed as part of the Quarterly Report on Form 10-QSB are listed in the attached Index to Exhibits.

       (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended January 29, 1995.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       NOVAMETRIX MEDICAL SYSTEMS INC.




Dated:  March 13, 1995                 /s/WILLIAM J. LACOURCIERE
        --------------                 -------------------------
                                          William J. Lacourciere
                                          Chairman of the Board,
                                          President and
                                          Chief Executive Officer



Dated:  March 13, 1995                 /s/JOSEPH A. VINCENT
        --------------                 --------------------
                                          Joseph A. Vincent
                                          Vice President Finance,
                                          Chief Financial Officer and
                                          Principal Accounting Officer

                               INDEX TO EXHIBITS

                                                                           PAGE
11   Statement Re:  Computation of Per Share Earnings                       15

27   Financial Data Schedule                                                16