Form 10KSB
period 1995-04-30
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1995-07-28
CIK 310450

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended April 30, 1995


/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to
                               ------------    -------------

                         Commission file number 20-8969

                         NOVAMETRIX MEDICAL SYSTEMS INC.
                 (Name of small business issuer in its charter)

          Delaware                                             06-0977422
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Barnes Industrial Park Road
Wallingford, Connecticut                                           06492
(Address of principal executive offices)                         (Zip Code)

                                  203-265-7701
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:


                                                Name of each exchange
         Title of each class                     on which registered
         -------------------                     -------------------
                  None                                None

Securities registered under Section 12(g) of the Exchange Act:


Common Stock,
$.01 par value                      Class A Warrants          Class B Warrants
- --------------                      ----------------          ----------------
(Title of class)                    (Title of class)          (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes X       No
   ---        ---

                  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                               Page 1 of     pages
                                         ---
                            Exhibit Index at page    .
                                                  ---

                  State issuer's revenues for its most recent fiscal year. $24,043,404

                  State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                  Aggregate market value
                  as of June 30, 1995 ..............$34,670,668

                  State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Common Stock, $.01 par value,
                  as of June 30, 1995 ................5,873,547 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

                  List hereunder the documents, all or portions of which are incorporated by reference herein, and the Part of the Form 10-KSB into which the document is incorporated:

                  Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on Monday, September 11, 1995 -- Part III.

ITEM 1.           BUSINESS.

GENERAL

         Organized in 1978, the Company is engaged in the business of designing, developing, manufacturing and marketing monitors and sensors which provide continuous and non-invasive measurements of a patient's blood gas levels (oxygen and carbon dioxide) and respiratory mechanics (lung pressure, flow and volume). The Company's current product line consists of the following:

         - Capnographs -- monitors which measure the level of exhaled carbon dioxide.

         - Pulse Oximeters -- monitors which measure arterial blood oxygen saturation levels and pulse rates.

         - Transcutaneous Blood Gas Monitors -- monitors which measure oxygen and carbon dioxide levels through the skin.

         - Respiratory Mechanics Monitors -- monitors which measure pressure, flow and volume in a patient's airway and lungs.

         - Reusable and disposable sensors and adapters, related accessories and replacement parts.

  BLOOD GAS MONITORS

         Levels of oxygen and carbon dioxide in the blood are important indicators of the condition of critically ill or injured patients. These levels are particularly important to doctors, nurses, therapists and other clinicians during anesthesia in the operating room, the assessment of a patient in the emergency room, the monitoring of a patient in the intensive care unit and recovery room and throughout respiratory therapy applications. Healthy people have a normal range of oxygen and carbon dioxide levels in their blood, lungs and other tissue. Also, depending on a person's size and age, there is a range of normal airway and lung pressure, flow and volume levels. By continuously monitoring these ranges, a change in a patient's status can be detected at an early stage and modified before serious deterioration in a patient's condition occurs. In addition, if a patient's blood gas levels or respiratory mechanics are outside their normal ranges, continuous monitoring provides healthcare professionals with important information concerning the progress of the medical treatment undertaken to bring them back within normal ranges.

         Until recent years, the only methods of determining the body's oxygen and carbon dioxide levels involved invasive techniques of withdrawing blood samples from a patient's artery and waiting for laboratory analysis of the samples. The Company's products offer healthcare providers the alternative of non-invasive, continuous and immediate measurement of oxygen and carbon dioxide. The Company's blood gas monitoring products utilize three different technologies, each of which is suitable for different applications.

         CAPNOGRAPH MONITORS. The Company's capnographs (or end-tidal carbon dioxide monitors) provide a continuous, non-invasive measurement and display of the amount of carbon dioxide in each breath exhaled by the patient. Clinically, end-tidal carbon dioxide levels have been correlated to a patient's arterial blood carbon dioxide levels. Measurement of these levels provides a simple, non-invasive method of estimating the carbon dioxide levels of the patient. Applications for capnographs include (i) intubation verification, the verification of the introduction of an airway tube into the trachea (air tube) rather than the esophagus (food tube) and the verification of an open and unobstructed airway; (ii) extubation detection, the disclosure of the accidental dislodging from the trachea of an airway tube; (iii) ventilation management through the disclosure of ventilator malfunctions and the proper adjustment of mechanical ventilation to match a patient's condition and needs; and (iv) verification of the effectiveness of cardio-pulmonary resuscitation (CPR).

         The Company's capnographs utilize a form of infrared spectrometry (a method of analyzing gas content by measuring the amount of infrared energy absorbed) developed by the Company to measure levels of expired carbon dioxide throughout the patient's respiratory cycle. These monitors provide both a graphical and digital display of carbon dioxide levels and respiratory rate. The reliability and accuracy of capnography have made its use a rapid indicator of proper and continuous intubation, obstructions in the airway and pulmonary efficiency in eliminating carbon dioxide. In addition, end-tidal carbon dioxide and respiratory rate measurements facilitate proper and cost efficient ventilator use. In recognition of its accurate measurement of clinically significant facts, as well as the added degree of safety that it affords patients, capnography has been recommended for use in the operating room by the American Society of Anesthesiologists and in the intensive care unit by the Society of Critical Care Medicine.

         The Company has two bedside capnographs which are portable devices: the CAPNOGARD(TM), a lightweight, smaller capnograph (measuring approximately 3" high, 9" wide and 8" deep, and weighing 8 pounds), and the CO(2)SMO(TM), a combined capnograph and pulse oximeter which is the same size as the CAPNOGARD(TM). These "mainstream" capnographs are designed to take measurements at the patient's airway through infrared measurement as compared to "sidestream" measurements of exhaled breath which involves the drawing of samples through tubes connected to bedside monitors and are susceptible to moisture and other secretion contaminants. Both models utilize a new generation, durable and solid-state sensor developed by the Company. These monitors also permit sampling on non-intubated patients. The CAPNOGARD(TM) has a list sales price of approximately $7,500 and the CO(2)SMO(TM) has a list sales price of approximately $9,500.

         The Company has two larger mainstream capnographs, the Model 1260 and the Model 7000A. The Model 1260 measures both end-tidal carbon dioxide levels and a patient's respiratory rate. The Model 7000A combines these parameters with arterial oxygen saturation and pulse rate measurements. Both models utilize the Company's mainstream infrared spectrometry solid-state sensor and incorporate training/diagnostic software packages in an easy to use, menu-driven system. The Model 1260 has a list sales price of approximately $4,500 and the Model 7000A has a list sales price of approximately $6,000.

         PULSE OXIMETERS. The Company's pulse oximeters provide a continuous and non-invasive measurement and display of pulse rate and arterial blood oxygen saturation through the detection and measurement of infrared light absorbed by hemoglobin in the blood. Reusable finger and multi-position sensors (Y-Sensor(TM)) are available for adult, pediatric and neonatal applications and eliminate the use of costly disposable sensors. Pulse oximeters have been clinically demonstrated as safe, accurate and cost-effective for the determination and trending of levels of blood oxygen saturation and pulse rates. Applications for these monitors are widespread since the level of oxygen in a patient's blood can be as important a vital sign of a patient's condition as the patient's temperature, blood pressure, respiratory rate and electrocardiogram. Pulse oximetry is used in many departments of the hospital, including the operating room by anesthesiologists, emergency rooms and intensive care units by nurses and respiratory therapists and neonatal intensive care units by neonatologists. Additional applications include inter- and intra-hospital transport situations and clinical applications in surgical centers, doctors' offices and clinics during out-patient procedures.

         The Company has a family of pulse oximeters designed to meet the individual needs of clinicians in a variety of settings. Each oximeter utilizes the Company's reusable Superbright(tm) sensors, which provide safe and accurate results on all types of patients, including neonates (an infant less than 28 days old) and poorly perfused patients (patients with insufficient blood flow). Our full-featured oximeter, the OXYPLETH(tm) provides high visibility for the plethysmographic waveform (a graphic display of arterial pulse, also known as a plethysmogram) through the use of digital technology combined with advanced software developed by the Company. The Model 515A pulse oximeter provides many of the advanced features of the OXYPLETH with trending capability for up to 24 hours, but excludes the plethysmogram. The Model 515B (and Model 515C with plethysmogram) pulse oximeters, introduced by the Company in 1995, utilize the same basic technology and software as our more expensive models to provide the same oxygen saturation and pulse rate information but with fewer available added features.

         This family of products also includes a battery operated handheld pulse oximeter, the SPO(2)Tx/(TM). Measuring approximately 6" high, 4" wide and 1 1/2" deep and weighing less than 1 pound, this monitor's light-weight design and portability permits wide applications such as use in emergency transport situations, doctors' offices, clinics during outpatient procedures and performance of spot checks on patients in all areas of the hospital.

         The Oxypleth has a list sales price of approximately $3,000 and the Model 515A has a list price of approximately $2,500. The Model 515B, Model 515C and SPO(2)Tx/(TM) have list sales prices of approximately $2,000, $2,200 and $1,000, respectively.

         TRANSCUTANEOUS BLOOD GAS MONITORS. The Company's transcutaneous (through the skin) blood gas monitors provide continuous and non-invasive measurements of oxygen and carbon dioxide levels in the skin tissue of patients. These monitors utilize dual parameter sensors attached to the patient's skin surface to measure the amount of oxygen and carbon dioxide diffusing through the skin. Based upon the magnitude of the diffusion of the blood gas molecules, the monitor converts the sensor readings into a value corresponding to the oxygen or carbon dioxide at the patient's skin surface and displays the information on the monitor. Premature and other critically ill newborn infants are the primary patients who benefit from the use of transcutaneous monitoring. In view of their limited blood supply, frequent invasive blood sampling has been recognized as traumatic and unsatisfactory for these patients. The

Company intends to continue to develop and enhance its transcutaneous blood gas monitors for neonatal and adult use in intensive care and vascular medicine applications.

         The Company's Model 840 transcutaneous monitor utilizes a simple menu-driven system which takes the user through automatic calibration procedures, histogram (graphical representation of data collected over time) and printout options. This monitor, which features a bright, vacuum fluorescent digital display has a list sales price of approximately $6,500.

RESPIRATORY MECHANICS MONITORS

         The Company's respiratory mechanics monitors provide a continuous and non-invasive measurement of the pressure, flow and volume in a patient's airway, as well as measurements of other pulmonary mechanics parameters. Optimal carbon dioxide elimination and arterial oxygenation during mechanical ventilation require the clinical management of the pressure, flow and volume of airway gases being administered. The Company's respiratory monitors provide important data which allows therapists to properly and efficiently administer ventilation therapy. Applications for these monitors include the clinical management of the proper pressure and flow of airway gases being delivered to a ventilated patient's lungs and the measurement of the efficiency of the lungs, allowing therapists to wean a patient from expensive mechanical ventilation to spontaneous breathing at the clinically appropriate and most cost-effective time. Respiratory therapy and critical care departments with patients requiring mechanical ventilation currently represent the primary users of the Company's respiratory mechanics monitors.

         The Company's VenTrak(TM) monitor provides graphical monitoring of airway flow, airway pressure and lung volume. It also has an ability to perform waveform (graphical) analysis and to calculate a variety of physiologic parameters relating to lung function which the Company believes were not previously available on a continuous, non-invasive basis in the clinical setting. This information provides a higher degree of safety during mechanical ventilation and allows therapists to adjust ventilation to match a patient's condition and to remove patients from ventilation at the clinically appropriate and most cost-effective time. The VenTrak(TM) monitor has a list sales price of approximately $9,400 to $13,000 depending on its configuration. The Company also manufactures a respiratory monitor for mechanical ventilators under the name

PNEUMOGARD(R) Model 1200. The PNEUMOGARD(R) Model 1200 has a list sales price of approximately $2,900.

         The Company also maintains the exclusive rights for the commercial manufacture and marketing of a disposable airway flow sensor which the Company anticipates will replace those presently used in its respiratory mechanics monitors upon completion of its development in fiscal 1996. The Company expects that this technology will lower its manufacturing costs for these types of flow sensors and will improve the accuracy of information currently obtainable from these monitors.

         The Company's capnography and respiratory mechanics technologies permit the Company to provide both continuous and non-invasive blood gas monitoring and respiratory mechanics monitoring for patients on mechanical ventilators.

SALES, MARKETING AND CUSTOMERS

         The Company markets its products domestically and internationally directly through salespersons and outside distributors to its customers, most of which are hospitals, on a retail, purchase order basis. All of the Company's blood gas and respiratory mechanics products are marketed primarily to hospitals for use in operating rooms, emergency rooms, intensive care units, respiratory therapy departments, transport situations and in other departments where critically ill or injured patients require monitoring. The Company also expects to further increase its marketing efforts to physician groups and other healthcare facilities such as nursing homes, surgical centers and outpatient clinics.

         The Company also markets its products directly to original equipment manufacturers (OEM's) which incorporate certain of the Company's products and technologies in the manufacture of their own multi-parameter systems, ventilators and other non-competing products. Generally, the Company sells its products to OEM customers pursuant to long-term contracts which, in certain cases, provide for the purchase of minimum quantities of products at specified prices. The Company assembles the products to be sold to OEM customers and, generally, also agrees to provide maintenance and replacement parts. Currently, the Company has eight long-term agreements with OEM customers, and continues to seek additional agreements with other OEM customers. There can be no assurance that the Company will be successful in obtaining other long-term OEM contracts.

         The Company employs a 19-person direct United States sales force and also utilizes ten outside distributors in the United States to sell its products. Typically, these distributors sell other medical instruments and products, but do not sell products which compete directly with those offered by the Company.

         Internationally, the Company currently employs six sales and marketing managers and has approximately 50 outside international distributors. The Company markets its products in over 50 countries worldwide. The Company's international net sales of products and services constituted 39%, 35% and 30% of the Company's total net sales during Fiscal 1995, Fiscal 1994 and Fiscal 1993, respectively. The Company is engaged in continuing efforts to improve and expand the international distribution of its products and expects international sales to continue to constitute a significant portion of the Company's total net sales.

         Many of the countries into which the Company sells its products require governmental approval for the sale of the Company's medical instruments. In most countries which require approval, the approval process is shorter than that in the United States and, generally, the Company shares the costs associated with the approval process with its international distributors. The Company believes it has all necessary approvals to sell the products which it distributes internationally.

         All of the Company's international sales are denominated in United States dollars. However, the volume of export sales of the Company's products may be affected by fluctuations in the rate of exchange of the United States dollar for the currency of the country in which sales are made. The Company believes that prior fluctuations in the strength of the United States dollar have had a minimal impact on international sales of its products.

         No customer accounted for more than 10% of the Company's net sales in Fiscal 1995, Fiscal 1994 or Fiscal 1993.

         Advertising of the Company's products consists primarily of displays at medical meetings and trade shows. The Company also advertises in trade journals and periodicals and cooperates in the publication of technical papers written by medical authorities in areas relating to the Company's products.

RESEARCH AND DEVELOPMENT

         The Company's research and development activities are devoted to the design and development of new monitor and sensor technology and to the development and enhancement of its existing products. The Company anticipates offering new products in the future; however, there can be no assurance that the Company will introduce new products in successive fiscal years. With the advent of managed care and continuing healthcare cost containment efforts, these research and development activities are focused on providing technology and related products which measure and record medically necessary information in a safe and cost-effective manner.

         The Company's research and development activities presently are, and during the foreseeable future are expected to be, devoted primarily to the development and enhancement of the Company's existing products and technologies and to the design and development of new products. For Fiscal 1995, Fiscal 1994 and Fiscal 1993, the Company incurred aggregate expenses of approximately $6,055,000 for these activities. Approximately $2,419,000 was attributable to Fiscal 1995, approximately $1,954,000 to Fiscal 1994 and approximately $1,682,000 to Fiscal 1993. All of the Company's research and development activities are sponsored by the Company.

         The Company's Cascadia Technology Division, located in Redmond, Washington, is engaged principally in research and development. The research and development portion of expenses related to this division are included in the amounts stated in the preceding paragraph.

PRODUCTION AND SERVICE

         Substantially all of the components in the Company's products are manufactured by others and then assembled by the Company. The Company's assembly operations require a variety of electronic and mechanical components and supplies, as well as specialized equipment which the Company owns or leases.

         The Company does not have any long-term contracts with any of its suppliers and believes that the needed components and supplies are available from alternate sources. The Company has not experienced any interruption of production or deliveries of components, supplies or equipment. However, there can be no assurance that the Company will continue to receive timely service or that the Company would be able to find readily a substitute manufacturer if one were needed on short notice. Interruption of the Company's sources of supply or quality problems with the supplied components could have a material adverse effect on the Company's business and financial position.

         The Company provides maintenance service for its products through service technicians who are employees of the Company and through independent service representatives. The Company's products utilize modular components which have been designed for maximum maintenance accessibility and ease of removal for repair or replacement. The Company warrants its products against defects in material and workmanship, including parts and labor, for one year or more, except for certain non-capital items which the Company warrants for shorter periods. The Company also offers extended warranty programs that may be purchased by its customers. Historically, the Company's annual warranty expenses have been immaterial.

BACKLOG

         Except for orders pursuant to long-term OEM agreements, the Company ships its products on a current basis and substantially all of the product backlog at April 30, 1995 is expected to be shipped within its normal operating cycle. As such, the Company does not consider its backlog to be a meaningful indicator of future sales.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

         The Company holds 21 U.S. patents and has pending applications for two additional U.S. patents. The Company's patents primarily cover its capnography technology which the Company believes provide it with a competitive advantage in the marketplace. Although the Company holds patents and has patents pending related to certain of the Company's products, the Company does not believe that its business as a whole is or will be materially dependent upon patent protection of these products. However, the Company will continue to seek patents as it deems advisable to protect its research and development and the market for its products.

         Due to extensive patent coverage in the medical electronics instruments industry and the rapid rate of issuance of new patents, certain components of the Company's products may involve infringement of existing patents. The Company believes that any risks presently being assumed with respect to any possible patent infringement are reasonable business risks similar to those being assumed by other companies in the industry.

         The Company is the owner of approximately 25 trademarks in the United States including, Novametrix(R), CAPNOGARD(TM), CO(2)SMO(TM), Y-Sensor(TM), SPO(2)Tx/(TM), OXYPLETH(TM), SuperBright(TM), VenTrak(TM) and PNEUMOGARD(R).

         The Company relies on trade secrets and proprietary know-how, which it will seek to protect, in part, by confidentiality agreements with certain of its employees, suppliers and customers. However, there can be no assurance that the Company's confidentiality agreements, when in place, will not be breached or that the Company would have adequate remedies for any breach. There can be no assurance that the Company's trade secrets or proprietary know-how will not otherwise become known or be independently discovered by competitors.

         As part of the Company's loan agreements with First Fidelity Bank ("First Fidelity"), formerly Union Trust Company, the Company granted a security interest to First Fidelity in substantially all of its assets and entered into certain security arrangements with First Fidelity, including the assignment of all of the Company's right, title and interest in its patents and patent applications to First Fidelity to secure all of its obligations owing First Fidelity. In July 1995, in conjunction with an amendment to its revolving credit loan agreement, First Fidelity released all of the Company's patents, patent applications and trademarks as collateral and agreed to reconvey to the Company title to the patents, patent applications and trademarks.

COMPETITION

         The electronic medical instrumentation industry is extremely competitive. The Company considers the most significant competitive factors in its industry to be product capability and performance (including reliability and ease of use), price and terms of purchase, availability of prompt and effective maintenance, and an ability to introduce new and improved products with regularity. The Company believes that it competes effectively in each of these areas.

         While continuous, non-invasive blood gas monitors are presently available from several of the Company's competitors, the Company believes that its continuous, non-invasive blood gas monitors provide advantages over currently available competing products in terms of accuracy, reliability and versatility. The Company believes its respiratory mechanics monitors also compare favorably with competitive models in terms of accuracy of measurement and reliability of service. Additionally, the Company feels that what it believes to be the technological superiority in size, performance, reliability and durability of its new products provides it with a competitive advantage.

         The electronic medical instrumentation industry is characterized by rapid technological changes and advances. Although the Company believes that its products are technologically current, the development of new technologies or refinements of existing ones could at any time make the Company's existing products technologically or economically obsolete. Although the Company is not aware of any pending technological developments that would be likely to materially and adversely affect its business or financial position, there can be no assurance that such developments will not occur at any time.

         Although all of the Company's competitors do not market all of the products which the Company markets, the Company estimates that it competes with at least eight competitors. Such competitors vary in size from those which are smaller than the Company to divisions or subsidiaries of multinational corporations. There can be no assurance that the Company will be able to compete successfully with its competitors, some of which also have extensive production facilities, well-established marketing and service organizations and recognized reputations in the electronic medical instrumentation industry and also have far greater financial resources than the Company has or will have in the foreseeable future.

PRODUCT LIABILITY AND INSURANCE COVERAGE

         From time to time, the Company is subject to product liability claims, suits and complaints incidental to its business. These claims, suits and complaints are covered by insurance policies maintained by the Company, subject to certain policy limits. In addition, certain of the Company's OEM agreements require the Company to maintain certain levels of product liability insurance. The Company currently maintains product liability insurance in the amount of $5,000,000 with a $50,000 per occurrence deductible up to an aggregate annual deductible of $250,000. The Company is not aware of any pending claims, suits or complaints, the disposition of which, in the opinion of management, would have a material adverse effect upon the Company's financial position, results of operations or liquidity. The Company, however, could be materially adversely affected by successful product liability claims, and there can be no assurance that the Company will have sufficient resources to satisfy any liability resulting from claims not covered by existing insurance policies.

REGULATION

         The Company's products are subject to regulation in the United States and in many of the foreign countries where the Company markets or seeks to market its products.

         Certain of the Company's products are "devices" within the meaning of a 1976 amendment to the Federal Food, Drug and Cosmetics Act. Under the amendment, a manufacturer must obtain approval by the United States Food and Drug Administration ("FDA") of certain new devices before they can be marketed in the United States. The approval process requires that the safety and efficacy of such devices be demonstrated by the manufacturer to the FDA. Under certain circumstances, the cost of obtaining such pre-marketing approval may be high and the process lengthy, and no assurance can be given that approval will be obtained. All of the products currently marketed domestically by the Company requiring pre-marketing approval from the FDA have been so approved.

         In the future, certain other classes of medical devices will be required to comply with industry-wide performance standards with respect to safety and efficacy when these standards are promulgated by the FDA. The FDA has not yet developed industry-wide performance standards with respect to the safety and effectiveness of those products manufactured by the Company which would be subject to such standards. When and if these standards are adopted, the Company will be required to submit data demonstrating compliance with the standards (during which period the Company may be permitted to continue to market products which have previously been approved by the FDA).

         There can be no assurance that the Company's products will comply with the applicable industry-wide performance standards when and if adopted or that the Company will receive the requisite approval to market any of its future products. Any failure to receive approvals or non-compliance with performance standards would have a material adverse effect on the Company's business and financial position.

         Underwriters' Laboratories, Inc. ("UL") has established safety standards for patient-connective electrical apparatus. These standards, or their equivalent, have been adopted as purchase specifications by many hospitals. The Company has obtained UL or equivalent approval with respect to certain of its products and has applied or intends to apply for approval with respect to all its other products to which these standards apply. In addition, state and municipal testing agencies have imposed similar standards with which the Company's products sold in particular areas may be required to comply. The Company does not believe that compliance with these state and municipal standards will involve significant expense.

         Various countries in which the Company markets its products have regulatory agencies which perform functions comparable to those of the FDA. To date, foreign regulations have not adversely affected the Company's business; however, there can be no assurance that any such regulations will not have a material adverse effect on the Company's business and financial condition in the future.

         While President Clinton and Congress have both proposed cost cutting adjustments to the federal budget aiming in part at this country's current healthcare delivery system, and in particular, Medicaid and Medicare reforms, the immediate threat to healthcare from government appears to have passed. The move toward managed care has already had a major impact on the healthcare industry in the United States by accelerating the trend toward shorter hospital stays and the use of outpatient facilities rather than hospitalization and lowering annual cost increases for healthcare spending. Additional cost saving changes could further impact hospitals, clinics and other healthcare providers, which form the Company's customer base. These possible changes could potentially reduce or further delay capital expenditures by these providers, and could change the users and markets for the Company's products. However, the acute care portion of a hospital (including the operating room and intensive care unit) which is a significant market for the Company's products should not be greatly affected by the trend toward the use of outpatient facilities as such outpatient facilities generally care for patients who are not critically ill. In addition, the trend toward managed competition may improve sales of certain of the Company's non-disposable products which provide substantial cost savings compared to similar disposable products sold by its competitors, and may also improve sales of other Company products that improve patient throughput and thereby result in shorter hospital stays.

         The uncertainty associated with the ultimate direction of changes within the healthcare system, if any, has caused some hospitals and other healthcare providers to defer capital and other expenditures pending clarification of the future direction of the healthcare industry. Although the trend toward managed competition could have a positive impact on the Company's business by providing increased coverage for medical procedures utilizing the Company's products, thereby increasing demand for the Company's products, it is not possible at this time to predict what, if any, further changes in healthcare will occur.

EMPLOYEES

         As of April 30, 1995, the Company had a total of 173 full-time employees, consisting of 68 production personnel, 33 research and development personnel, 58 sales, marketing and service personnel and 14 administrative, managerial and financial personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information with respect to the executive officers of the Registrant is set forth below:


                                               Positions
Name                                           with the Company                                            Age
- ----                                           ----------------                                            ---

William J. Lacourciere                         Chairman of the Board,                                      55
                                               President, Chief
                                               Executive Officer and
                                               Director

Joseph A. Vincent                              Vice President                                              43
                                               Finance, Chief
                                               Financial Officer,
                                               Treasurer, Secretary
                                               and Director

Leslie E. Mace                                 Vice President                                              49
                                               Engineering

         William J. Lacourciere has been Chairman of the Board of the Company since September 1991, Chief Executive Officer since February 1991, President since August 1986 and a director since October 1982. He served as Chief Operating Officer from March 1983 to February 1991. Mr. Lacourciere served as Executive Vice President from March 1983 to August 1986. From October 1982 to March 1983, he served as Executive Vice President Marketing. From April 1980 to October 1982, Mr. Lacourciere served as Vice President Domestic Sales.

         Joseph A. Vincent has been Vice President Finance of the Company since August 1991, Treasurer since February 1991 and Chief Financial Officer and Secretary since April 1990. He served as Controller from September 1984 to April 1990. Mr. Vincent held various positions with Picker International, Inc. (a manufacturer of medical diagnostic instruments and supplies) from August 1974 until he joined the Company in August 1983. Mr. Vincent has been a director of the Company since February 1994.

         Leslie E. Mace has been Vice President Engineering of the Company and General Manager of the Company's Cascadia Division in Redmond, Washington since March 1991. He served as Vice President of the Company's Cascadia Division from May 1989 to March 1991. Mr. Mace served as Vice President, Chief Operating Officer and Engineering Manager of Cascadia Technology Corporation, a Washington corporation (research and development company), from prior to 1988 to April 1989.

ITEM 2.  PROPERTIES.

         The Company's main plant and executive offices are located at One Barnes Industrial Park Road, Wallingford, Connecticut, where the Company leases 30,000 square feet of office and production space under a five-year lease expiring in September 1995. The lease provides for minimum annual rental payments of $150,000. In addition, the Company is also required to pay for repairs, property taxes and insurance relating to this facility. The Company also leases approximately 6,000 square feet of warehouse space at an adjacent site in Wallingford, Connecticut. The lease for such space expired on October 31, 1992; however, the Company has continued to occupy the space on a month-to-month basis for monthly rental payments of $2,000. The Company is actively reviewing various space alternatives, including an extension of its current lease at $6.00 per square foot and believes that it can renew either of these leases or enter into new leases for adjacent, equivalent space on commercially reasonable terms.

         In addition, the Company leases a building in Redmond, Washington containing approximately 7,000 square feet of floor space under a three-year lease expiring in March 1997. This building is used primarily for research and development with some manufacturing support. The lease provides for rental payments of approximately $53,000 per year, plus taxes, insurance and other expenses.

         The Company believes that its facilities are well maintained, in good operating condition and are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, the Company is a party to various legal proceedings incidental to its business. The Company believes that none of these legal proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         See also "Patents, Trademarks and Proprietary Rights" and "Products Liability and Insurance Coverage" under "Item 1. Business."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 1995.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.

                  The Common Stock trades on the Nasdaq Stock Market under the symbol "NMTX". The following table sets forth the range of high and low sales prices per share for the Common Stock for Fiscal 1994 and Fiscal 1995.


                                                                                   HIGH SALE     LOW SALE
                                                                                   ---------     --------
FISCAL 1994
 First Quarter......................................................................  $4 1/2      $2 3/4
 Second Quarter.....................................................................   4 1/4       3 1/4
 Third Quarter......................................................................   5 7/8       3 3/4
 Fourth Quarter.....................................................................   5 3/4       4 1/4

FISCAL 1995
 First Quarter......................................................................  $5 5/8      $4
 Second Quarter.....................................................................   7 3/8       5 1/8
 Third Quarter......................................................................   5 5/8       3 7/8
 Fourth Quarter.....................................................................   5 3/8       4




         On July 21, 1995, the last sale price of the Common Stock as reported on the Nasdaq Stock Market was $5 3/8.

         As of July 21, 1995, there were approximately 992 record holders of the Common Stock. No dividends have been declared on the Common Stock since the Company was organized. In addition, a loan agreement and a securities purchase agreement to which the Company is a party and the Company's Certificate of Designation of Series B Preferred Stock contain, among other provisions, various covenants restricting the Company's ability to pay cash dividends to holders of the Common Stock.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

YEAR ENDED APRIL 30, 1995 COMPARED TO YEAR ENDED MAY 1, 1994

         Net sales increased by 16% to approximately $24.0 million in Fiscal 1995 compared to net sales of approximately $20.8 million in the prior fiscal year. International revenue growth of 28% was the largest single contributing factor. Sales of sensors and electronics to Original Equipment Manufacturers ("OEM") who utilize our technology in their systems, were responsible for approximately $1.4 million of the growth in overall sales revenues. Sales to our domestic markets were 2 percent lower than sales to these markets recorded in the prior fiscal year. The Company expects continued improvement in international and OEM sales levels in the next fiscal year, and domestic sales are also expected to strengthen as the result of strategic changes implemented in the domestic sales effort.

         Cost of sales as a percentage of net sales increased from 43% to 44% when comparing the current fiscal year to Fiscal 1994, primarily due to the higher international content of net sales reported. On-going quality and cost reduction efforts, with significant contributions from both the manufacturing and new product development areas, are expected to minimize any potential impact on margins due to the continued growth of international sales as a percentage of our overall revenues.

         Research and Product Development ("R&D") expenses increased by 24%, to approximately $2,419,000 compared to $1,954,000 reported in the prior fiscal year. This increase of almost $465,000 resulted primarily from higher levels of salaries and related fringe benefit costs, supplies, and outside services associated with increased product development efforts. Costs associated with providing new OEM customers with technical development assistance, and increased depreciation expense associated with higher levels of assets, also contributed to the year-to-year increase.

         Selling, General and Administrative ("S,G&A") expenses increased by 5% when comparing Fiscal 1995 expenses to Fiscal 1994 expenses. Selling, marketing and service related administrative costs accounted for 3% of the overall S,G&A increase as the result of increased international selling expenses associated with the higher levels of sales activities abroad, partially offset by a reduction in domestic selling and marketing expenses. General and Administrative expenses accounted for the remaining 2% due to increased accounting and reporting fees, and higher insurance costs. The Company expects to commit additional resources toward enhancing domestic hospital and non-hospital revenues in Fiscal 1996, as well as supporting the increases in international sales activities.

         Interest expense in Fiscal 1995 decreased by 46% compared to the prior fiscal year due to the significantly lower debt levels as the result of the public offering consummated in June 1994. Scheduled principal payments during Fiscal 1995 also contributed to the lower debt levels, and should continue to have a positive impact on interest expenses in Fiscal 1996.

         Other expense (income), net, exclusive of the favorable $140,000 settlement of a contractual dispute in the prior fiscal year, increased by approximately $9,000 compared to the prior fiscal year.

         Income tax expense of $40,000 for Fiscal 1995 resulted from higher taxable income levels compared to the prior year and was calculated on an alternative minimum tax method after the utilization of a portion of the Company's net operating loss carryforwards. As of April 30, 1995, approximately $6,700,000 of net deferred tax assets have been recorded due to temporary timing differences, business tax credits, and net operating loss carry forwards. The realization of such deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income. As a result of the cumulative loss position of the Company, there is insufficient positive evidence to indicate that the deferred tax assets will be realized and therefore a valuation allowance has been recorded as required.

YEAR ENDED MAY 1, 1994 COMPARED TO YEAR ENDED MAY 2, 1993

         Results for Fiscal 1994 reflected the continued improvement in the Company's operating results and compared favorably to Fiscal 1993. The Company recorded net income for Fiscal 1994 of approximately $755,000 or $0.11 per share compared to approximately $265,000 or $0.04 per share for the prior fiscal year.

         Net sales increased by approximately $900,000 or 5% for Fiscal 1994 compared to the prior year. A significant increase in international product sales and improved domestic product sales were partially offset by a reduction in OEM sales as compared to the prior fiscal year. The Company expected initial shipments to additional OEM customers during Fiscal 1995 to further enhance revenue growth.

         Cost of products sold as a percentage of net sales improved to 43% for Fiscal 1994 compared to 46% for the prior fiscal year which reflected continuing improvements in the quality and cost basis of the Company's products. The Company expected its on-going cost control and design improvement efforts to have a favorable impact on future profitability.

         R&D expenses increased by 16% for Fiscal 1994 compared to the prior fiscal year primarily due to increased salaries and related fringe benefits and higher levels of expenditures for development materials. The Company anticipated further increases in spending levels for R&D during Fiscal 1995 to approximately 10% of revenue in conjunction with its business plans.

         S,G&A expenses increased by 8% during Fiscal 1994 compared to the prior fiscal year. Sales and marketing related expenses increased by 15% for Fiscal 1994 as compared to the prior fiscal year primarily due to increased salaries and related fringe benefits, travel expenses, commissions on the higher sales volume, and marketing development costs. These sales and marketing increases were partially offset by decreased service and general and administrative ("G&A") expenses of 2% and 9%, respectively. The reductions in service and G&A expenses resulted primarily from cost control improvements and decreased outside legal and financial costs.

         Interest expense decreased by 16% for Fiscal 1994 compared to the prior fiscal year. Reduced bank debt levels of approximately $1,400,000 resulting from scheduled principal payments were responsible for the improvement.

         Other expense (income), net, reflected other income of approximately ($75,000) for Fiscal 1994 compared to other expense of approximately $75,000 for the prior fiscal year. This decrease in net expenses of approximately $150,000 compared to the prior year resulted from the reversal during the second quarter of Fiscal 1994 of approximately $140,000 of expenses previously recorded, due to the favorable settlement of a contractual dispute.

LIQUIDITY AND SOURCES OF CAPITAL

         The Company requires sufficient liquidity for funding the Company's working capital needs, primarily inventory, accounts receivable and debt service. The Company's primary source of working capital is cash flow from operations. The Company also has available borrowing under its revolving credit facility to cover timing fluctuations in its working capital demands.

         At April 30, 1995 the Company had working capital of approximately $6,400,000 and a current ratio of 2.5 to 1, compared to approximately $2,100,000 and 1.3 to 1, respectively, at May 1, 1994. These improvements resulted from the debt restructuring completed in conjunction with the public offering consummated in June 1994, and from the reclassification of a portion of the revolving credit facility from current to long-term as the result of an amended two-year agreement and the Company's expected utilization of this credit facility through April 28, 1996.

         The Company's operating activities provided net cash of approximately $1,900,000 in Fiscal 1995 compared to approximately $1,600,000 in Fiscal 1994. The Company significantly reduced its debt service requirements as the result of the June 1994 bank agreement, allowing the Company to utilize operating funds for working capital requirements, investments in fixed assets and technology, and for reducing the balance of the revolving credit facility.

         Fiscal 1996 is expected to continue to reflect improvements in both revenues and earnings which should positively impact cash provided from operations. The Company also has additional availability against the revolving credit agreement of $1,425,000 at April 30, 1995 and outstanding warrants which could potentially provide additional operating funds, if exercised. The warrants associated with the June 1994 public offering, are also callable by the Company, fifty percent after December 8, 1995 and fifty percent after December 8, 1996, in each case if the common stock price of the Company exceeds specified levels. The Company believes that cash from operations will be sufficient to fund cash requirements for the next year.

IMPACT OF INFLATION

         The rate of inflation continues to have little, if any, impact on the results of the Company. While management considers the possible effects of inflation with respect to the future business plans of the Company, the rate of inflation is not expected to have a material impact upon the growth of the Company during Fiscal 1996.

ITEM 7.           FINANCIAL STATEMENTS.

                  For information concerning this Item, see "Item
13.  Exhibits and Reports on Form 8-K."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                  Information with respect to the Company's executive officers is contained in part in Part I under "Item 1. Business - Executive Officers of the Registrant" and will be contained in part in the Company's definitive Proxy Statement (the "Proxy Statement") for its 1995 Annual Meeting of Stockholders, and is incorporated herein by reference. The information required by this Item with respect to directors will be contained in the Proxy Statement and is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to April 30, 1995.

ITEM 10.          EXECUTIVE COMPENSATION.

                  The information required with respect to this Item will be contained in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT.

                  The information required with respect to this Item will be contained in the Proxy Statement, and such information is incorporated herein by reference.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required with respect to this Item will be contained in the Proxy Statement, and such information is incorporated herein by reference.

                                                  PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits:

                           Information with respect to this Item regarding
financial statements is contained on pages F-2 to F-17 of this Annual Report on Form 10-KSB.

                           Information with respect to this Item regarding
Exhibits required to be filed pursuant to Item 601 of Regulation SB is contained in the attached Index to Exhibits, which Exhibits are incorporated herein by reference. Exhibits 10(a), 10(b), 10(w), 10(x), 10(y) and 10(cc) are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-KSB.

                  (b)      Reports on Form 8-K:

                           None.

                                POWER OF ATTORNEY

                  The registrant and each person whose signature appears below hereby appoint William J. Lacourciere and Joseph A. Vincent as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 28, 1995

                                                NOVAMETRIX MEDICAL SYSTEMS INC.

                                                By/s/William J. Lacourciere
                                                  ------------------------------
                                                     William J. Lacourciere
                                                     Chairman of the Board,
                                                     President, Chief Executive
                                                     Officer and Director

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  July 28, 1995

                                                By/s/William J. Lacourciere
                                                  ------------------------------
                                                     William J. Lacourciere
                                                     Chairman of the Board,
                                                     President, Chief Executive
                                                     Officer and Director

Dated:  July 28, 1995

                                            By/s/Joseph A. Vincent
                                              -------------------------------
                                                 Joseph A. Vincent
                                                 Vice President Finance,
                                                 Principal Financial and
                                                 Accounting Officer and
                                                 Director

Dated:  July 28, 1995

                                            By/s/Thomas M. Haythe
                                              -------------------------------
                                                 Thomas M. Haythe
                                                 Director

Dated:  July 28, 1995

                                            By/s/Michael J. Needham
                                              -------------------------------
                                                 Michael J. Needham
                                                 Director

Dated:  July 28, 1995

                                            By/s/Photios T. Paulson
                                              -------------------------------
                                                 Photios T. Paulson
                                                 Director

Dated:  July 28, 1995

                                            By/s/Steven J. Shulman
                                              -------------------------------
                                                 Steven J. Shulman
                                                 Director

                          Annual Report on Form 10-KSB

                          Item 7--Financial Statements

                          List of Financial Statements

                           Year ended April 30, 1995

                Novametrix Medical Systems Inc. and Subsidiaries

                            Wallingford, Connecticut

                              Form 10-KSB--Item 7

                Novametrix Medical Systems Inc. and Subsidiaries

                        Index to Financial Statements


The report of Ernst & Young LLP, independent auditors, dated July 26, 1995, and the following consolidated financial statements of Novametrix Medical Systems Inc. and subsidiaries are included in Item 7:

   Consolidated Balance Sheets--April 30, 1995 and May 1, 1994

   Consolidated Statements of Income--Years ended April 30, 1995, May 1, 1994 and May 2, 1993

   Consolidated Statements of Shareholders' Equity--Years ended April 30, 1995, May 1, 1994 and May 2, 1993

   Consolidated Statements of Cash Flows--Years ended April 30, 1995, May 1, 1994 and May 2, 1993

   Notes to Consolidated Financial Statements--April 30, 1995

                         Report of Independent Auditors

Board of Directors
Novametrix Medical Systems Inc.

We have audited the accompanying consolidated balance sheets of Novametrix Medical Systems Inc. as of April 30, 1995 and May 1, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended April 30, 1995, May 1, 1994 and May 2, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novametrix Medical Systems Inc. at April 30, 1995 and May 1, 1994, and the consolidated results of its operations and its cash flows for the years ended April 30, 1995, May 1, 1994 and May 2, 1993, in conformity with generally accepted accounting principles.




                                                          Ernst & Young LLP

Hartford, Connecticut
July 26, 1995

                        Novametrix Medical Systems Inc.

                          Consolidated Balance Sheets


                                                       APRIL 30, 1995     MAY 1, 1994
                                                       --------------     -----------
ASSETS
Current assets:
 Cash and cash equivalents                              $   272,033       $  267,882
 Accounts receivable, less allowance for losses of
   $250,000                                               5,247,171        4,335,834
 Inventories:
   Finished products                                      1,247,541        1,433,821
   Work in process                                        1,088,864          795,384
   Materials                                              2,595,455        2,349,804
                                                        -----------      -----------
                                                          4,931,860        4,579,009

  Prepaid  expenses and other current  assets               106,440          387,483
                                                        -----------      -----------
Total current assets                                     10,557,504        9,570,208

Equipment, less accumulated depreciation of $4,603,479
 in 1995 and $6,504,159 in 1994                           1,133,413        1,014,999

License, technology, patent and other costs, less
 accumulated amortization of $2,691,005 in 1995 and
 $2,236,250 in 1994                                       4,915,064        4,685,475



                                                        -----------      -----------

                                                        $16,605,981      $15,270,682
                                                        ===========      ===========


                                                       APRIL 30, 1995     MAY 1, 1994
                                                       --------------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                      $   925,000      $   733,333
    Note payable to bank under line of credit                              3,000,000
 Accounts payable                                         1,662,950        1,245,259
 Accrued expenses                                         1,557,798        1,794,407
 Customer advances                                                           654,400
                                                        -----------      -----------
Total current liabilities                                 4,145,748        7,427,399

Long-term debt, less current portion                      2,308,333        3,560,007

Redeemable Preferred Stock, at redemption and
 liquidation value                                        1,000,000        1,000,000

Shareholders' equity:
 Preferred Stock, $1 par value, authorized 1,000,000
   shares: issued and outstanding - 100,000 shares
     (less 40,000 shares redeemable), at liquidation
     value                                                1,500,000        1,500,000
 Common Stock, $.01 par value, authorized 20,000,000
   shares                                                    61,365           48,827
 Additional paid-in capital                              26,239,685       22,012,966
     Retained-earnings deficit                          (16,162,112)     (17,691,479)
 Deferred ESOP contributions                                                (100,000)
 Treasury stock                                          (2,487,038)      (2,487,038)
                                                        -----------      -----------
                                                          9,151,900        3,283,276
                                                        -----------      -----------

                                                        $16,605,981      $15,270,682
                                                        ===========      ===========


See accompanying notes.

                        Novametrix Medical Systems Inc.

                       Consolidated Statements of Income


                                                                    YEAR ENDED
                                            -----------------------------------------------------
                                            APRIL  30, 1995        MAY 1, 1994       MAY  2, 1993
                                            ---------------        -----------       ------------
Revenues:
 Net sales                                     $24,032,101        $  20,788,496       $19,888,304
 Interest                                           11,303                                  7,904
                                               -----------        -------------       -----------
                                                24,043,404           20,788,496        19,896,208

Costs and expenses:
 Cost of products sold                          10,555,530            8,943,945         9,135,024
  Research and product development               2,418,652            1,954,308         1,681,634
  Selling, general and administrative            8,978,052            8,514,359         7,907,861
 Interest                                          372,867              696,396           831,992
 Other expense (income), net                        73,936             (75,232)            74,780
                                               -----------        -------------       -----------
                                                22,399,037           20,033,776        19,631,291
                                               -----------        -------------       -----------
Income before income taxes                       1,644,367              754,720           264,917

Income taxes - current                              40,000
                                               -----------        -------------       -----------

Net income                                     $ 1,604,367        $     754,720       $   264,917
                                               ===========        =============       ===========

Earnings per common share (primary and fully
 diluted)                                            $ .21                $ .11             $ .04
                                                     =====                =====             =====

See accompanying notes.

                         Novametrix Medical Systems Inc.

                 Consolidated Statements of Shareholders' Equity




                                                           COMMON STOCK              PREFERRED STOCK
                                                     ----------------------------------------------------
                                                       SHARES       MOUNT        SHARES          AMOUNT
                                                     ---------   ---------      -------       -----------
Year ended May 2, 1993:
    Balance at May 3, 1992                           4,466,824   $  44,668       80,000       $ 2,000,000
    Conversion of Preferred Stock                      222,222       2,222      (20,000)         (500,000)
    Issuance of stock                                   84,263         843
    Preferred Stock issuance costs
    Dividends on Preferred Stock ($.75 a share)
    Reduction of deferred ESOP contributions
    Net income
                                                     ---------   ---------      -------       -----------
Balance at May 2, 1993                               4,773,309      47,733       60,000         1,500,000

Year ended May 1, 1994:
    Issuance of stock                                  109,397       1,094
    Preferred Stock issuance costs
    Dividends on Preferred Stock ($.75 a share)
    Reduction of deferred ESOP contributions
    Net income
                                                     ---------   ---------      -------       -----------
Balance at May 1, 1994                               4,882,706      48,827       60,000         1,500,000



Year ended April 30, 1995:
    Issuance of stock                                1,253,827      12,538
    Stock issuance costs
    Dividends on Preferred Stock ($.75 a share)
    Reduction of deferred ESOP contributions
    Net income
                                                     ---------   ---------      -------       -----------

Balance at April 30, 1995                            6,136,533   $  61,365       60,000       $ 1,500,000
                                                     =========   =========      =======       ===========


See accompanying notes.

 ADDITIONAL          RETAINED-                             TREASURY STOCK
   PAID-IN           EARNINGS       DEFERRED ESOP     -------------------------
   CAPITAL            DEFICIT       CONTRIBUTIONS      SHARES          AMOUNT        TOTAL
- ------------       ------------       ---------       --------       ----------    ----------

$ 21,330,886       $(18,546,116)      $(300,000)      (338,452)      (2,487,038)   $2,042,400
     497,778
     105,240                                                                          106,083
     (38,600)                                                                         (38,600)
                        (90,000)                                                      (90,000)
                                        100,000                                       100,000
                        264,917                                                       264,917
- ------------       ------------       ---------       --------      -----------    ----------
  21,895,304        (18,371,199)       (200,000)      (338,452)      (2,487,038)    2,384,800


     156,001                                                                          157,095
     (38,339)                                                                         (38,339)
                        (75,000)                                                      (75,000)
                                        100,000                                       100,000
                        754,720                                                       754,720
- ------------       ------------       ---------       --------      -----------    ----------
  22,012,966        (17,691,479)       (100,000)      (338,452)      (2,487,038)    3,283,276


   5,291,754                                                                        5,304,292
  (1,065,035)                                                                      (1,065,035)
                        (75,000)                                                      (75,000)
                                        100,000                                       100,000
                      1,604,367                                                     1,604,367
- ------------       ------------       ---------       --------      -----------    ----------

$ 26,239,685       $(16,162,112)      $    --         (338,452)     $(2,487,038)   $9,151,900
============       ============       =========       ========      ===========    ==========

                        Novametrix Medical Systems Inc.

                     Consolidated Statements of Cash Flows



                                                                        YEAR ENDED
                                                     --------------------------------------------------
                                                     APRIL 30, 1995      MAY 1, 1994       MAY 2,  1993
                                                     --------------      -----------       ------------
OPERATING ACTIVITIES
Net income                                            $ 1,604,367         $  754,720       $   264,917
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                           495,389            554,625           709,950
   Amortization                                           481,237            444,750           383,295
   Changes in operating assets and liabilities:
      Increase in accounts receivable                    (911,337)           (72,919)         (580,035)
      (Increase) decrease in inventories                 (352,851)           (47,466)          309,612
      Decrease (increase) in prepaid expenses
        and other current assets                          281,043           (282,525)           13,489
      Increase in accounts payable                        417,691             234,204           47,962
      (Decrease) increase in accrued expenses             (92,446)              7,414          390,681
      Decrease in customer advances                                                           (297,600)
                                                      -----------         -----------      -----------
Net  cash provided by operating activities              1,923,093           1,592,803        1,242,271

INVESTING ACTIVITIES
Purchases of equipment                                   (613,803)           (431,572)        (211,511)
Purchases of licenses, technology, patents
 and other                                               (710,826)           (117,428)        (358,466)
                                                      -----------         -----------      -----------
Net cash used by investing activities                  (1,324,629)           (549,000)        (569,977)

FINANCING ACTIVITIES
Proceeds from borrowings                                2,500,000                            3,400,000
Principal payments on borrowings                       (6,460,007)         (1,299,996)      (4,778,395)
Principal payment on customer advance                    (654,400)
Proceeds from sales of Common Stock, less
 issuance costs                                         4,095,094             118,756           67,483
Dividends on Preferred Stock                              (75,000)            (75,000)         (90,000)
                                                      -----------         -----------      -----------
Net cash used by financing activities                    (594,313)         (1,256,240)      (1,400,912)
                                                      -----------         -----------      -----------
Increase  (decrease)  in  cash and cash  equivalents        4,151            (212,437)        (728,618)


Cash and cash equivalents at beginning of year            267,882             480,319        1,208,937
                                                      -----------         -----------      -----------

Cash and cash equivalents at end of year              $   272,033         $   267,882      $   480,319
                                                      ===========         ===========      ===========


See accompanying notes.

                        Novametrix Medical Systems Inc.

                   Notes to Consolidated Financial Statements

                                 April 30, 1995


1. ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of Novametrix Medical Systems Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

REVENUE RECOGNITION AND PRODUCT WARRANTY COSTS

Revenues from sales are recognized when products are shipped. The Company generally warrants its products against defects for up to one year; costs related thereto are recognized as incurred and are not material to the Company's financial statements.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

EQUIPMENT

Equipment is stated at cost, less accumulated depreciation. Depreciation is computed over the estimated useful lives of the assets using the straight-line method.

CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents.

LICENSE, TECHNOLOGY, PATENT AND OTHER COSTS

License, technology, patent and other costs are stated at cost, less accumulated amortization. Amortization is computed by the straight-line method over periods ranging from 3 to 17 years. The Company reviews license, technology, patent and other costs for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If such impairment indicators are present, the Company recognizes a loss on the basis of whether these amounts are fully recoverable from projected discounted cash flows of the related product.

                        Novametrix Medical Systems Inc.

1. ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Deferred income taxes are provided for temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax rates applicable to the periods in which the differences are expected to reverse.

EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

The Company has a noncontributory ESOP which covers substantially all employees. The Company is required to contribute sufficient cash to the ESOP trust for it to repay the ESOP note payable (the "ESOP guarantee") plus interest thereon and specified expenses. Expense attributable to the ESOP is recognized based on the required contributions and amounted to $122,018 in 1995, $121,536 in 1994 and $146,554 in 1993. Actual interest incurred on ESOP debt was $8,733 in 1995, $12,932 in 1994 and $21,824 in 1993.

ESOP shares are allocated annually to eligible employees based on compensation. At April 30, 1995, 131,144 shares held by the ESOP were allocated to eligible employees. ESOP shares not yet allocated to participants are treated as outstanding for the purpose of computing earnings per share.

PER SHARE AMOUNTS

Earnings per common share amounts were computed by dividing net income by the weighted-average number of shares of Common Stock and dilutive common stock equivalents outstanding during the year. Common stock equivalents consist of the Company's Preferred Stock, stock options, warrants and shares subscribed under the Company's employee stock purchase plan. The computations of dilutive common stock equivalents are based on the if-converted method for the Preferred Stock and on the treasury stock method for the other common stock equivalents using the average market price for the primary earnings per share computations and the higher of average or year-end market price for the fully diluted earnings per share computations. The weighted-average number of common shares and equivalents for the primary and fully diluted earnings per share computations are 7,649,946 and 7,768,843, respectively, for 1995, 6,596,111 and 6,629,430, respectively, for 1994 and 6,240,024 and 6,248,864, respectively, for 1993.

RECLASSIFICATION

Certain amounts in the 1994 balance sheet have been reclassified to conform with the 1995 presentation.

                        Novametrix Medical Systems Inc.

2. DEBT

Long-term debt consists of:

                                                                         APRIL 30, 1995                MAY 1, 1994
                                                                         --------------                -----------

    Notes payable restructured June 16, 1994                                                          $  4,118,340

    Term loan to bank                                                     $  2,083,333

    Note payable to bank under revolving credit agreement                    1,075,000

    ESOP guarantee                                                              75,000                     175,000
                                                                          ------------                ------------
                                                                             3,233,333                   4,293,340

    Less current portion                                                       925,000                     733,333
                                                                          ------------                ------------

                                                                          $  2,308,333                $  3,560,007
                                                                          ============                ============

On June 16, 1994 the Company amended and restructured its notes payable to bank (see Note 3). The Company's aggregate notes payable of $4,118,340 at May 1, 1994 were paid from the proceeds of a public offering and the issuance of a $2,500,000 term loan to bank. The term loan is payable in monthly installments of $41,667, plus interest at the bank's base rate plus 1/2% (9.5% at April 30, 1995) through June 1, 1999.

The Company's revolving credit agreement limits borrowing to a maximum of $2,500,000 or 75% of the Company's eligible accounts receivable, as defined, and bears interest at the bank's base rate plus 1/4% (9.25% at April 30, 1995). In July 1995 the agreement was amended, extending the expiration date to August 31, 1997 and changing the interest rate to the London Interbank Offering Rate ("LIBOR") plus 2.5% (8.56% at April 30, 1995). Furthermore, the bank has released the Company's patents and trademarks previously held as collateral against the Company's debt obligations.

The Company's ESOP guarantee is payable in quarterly installments of $25,000 plus interest at 83% of the bank's lending rate, as defined, through January 1996.

Under the terms of the revolving credit agreement, term loan and ESOP guarantee, the Company is required to maintain certain financial ratios and minimum levels of working capital and net worth, and is restricted, among other things, from the payment of dividends on Common Stock, new borrowing, capital expenditures and mergers.

                        Novametrix Medical Systems Inc.

2. DEBT (CONTINUED)

Aggregate annual maturities of long-term debt at April 30, 1995 are as follows:
1996--$925,000; 1997--$500,000; 1998--$1,225,000; 1999--$500,000 and
2000--$83,333.

Substantially all tangible assets are pledged as collateral for the notes payable to bank and ESOP guarantee; substantially all cash and cash equivalents are on deposit with the bank.

The Company paid interest of $374,971 in 1995, $659,794 in 1994 and $787,351 in 1993.

3. CAPITAL STOCK

The Preferred Stock is issuable in one or more series. The Board of Directors of the Company is authorized to establish, among other things, the rate of dividends payable, redemption rights and voting rights prior to issuance.

The Company has authorized 1,000,000 shares of $1.00 par value Preferred Stock of which 50,000 shares are designated as Series A (none issued) and 120,000 shares are designated as Series B. The Preferred Stock, Series B carries a liquidation preference of $25.00 per share (together with all accrued but unpaid dividends) and an annual cumulative dividend of $.75 a share payable quarterly in arrears. (The dividend is increased to $2.25 if certain covenants are not met.) The recordholders of Preferred Stock, Series B are entitled to elect by majority vote one member of the Board of Directors.

Of the 100,000 shares of Preferred Stock, Series B outstanding at April 30, 1995, 40,000 of such shares are held by the Company's primary lender, redeemable by the Company under certain circumstances, convertible into 444,444 shares of the Company's Common Stock and stated at their redemption and liquidation value as "Redeemable Preferred Stock." The remaining 60,000 shares of Preferred Stock, Series B outstanding at April 30, 1995 are convertible into 666,666 shares of the Company's Common Stock and are stated at their liquidation value.

At April 30, 1995 there are 3,767,603 preferred share purchase rights outstanding. Each right entitles the registered holder to purchase one one-hundredth of a share of Preferred Stock, Series A, for $25.00 upon the occurrence of certain specified "takeover" events. The rights are redeemable and exchangeable only in certain specified circumstances. As of April 30, 1995, no takeover events had occurred and no rights were exercisable.

                        Novametrix Medical Systems Inc.

3. CAPITAL STOCK (CONTINUED)

On June 16, 1994, the Company completed a public offering for 550,000 "units" with each unit consisting of two shares of Common Stock, and one redeemable Class A Warrant and one redeemable Class B Warrant. The units were subsequently split into their component parts on December 8, 1994. Each Class A Warrant is exercisable into one share of Common Stock at an exercise price of $4.95. Each Class B Warrant is exercisable into one share of Common Stock at an exercise price of $5.85. Net proceeds of approximately $3,893,000 were used to reduce the Company's indebtedness (see Note 2) and for financing working capital needs. If the offering and resulting net reduction in the Company's indebtedness had occurred at the beginning of fiscal year 1995, net income would have increased by approximately $39,000 and earnings per share would have been unchanged at $.21.

During fiscal 1995, 26,821 shares of common stock were issued in settlement of $144,163 of technology purchase costs previously accrued.

4. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS

Activity relating to the Company's stock option plans follows:

                                                         1979 PLAN      1990 PLAN      1994 PLAN     TOTAL
                                                         ---------      ---------      ---------     ------
   Year ended May 2, 1993:
      Outstanding options at May 3, 1992                  285,618         48,000                     333,618
      Granted                                                             50,000                      50,000
      Exercised ($1.00 to $2.00 per share)                (20,932)        (1,667)                    (22,599)
      Cancelled                                           (19,100)        (1,333)                    (20,433)
                                                         --------        -------                     -------
   Total shares under option at May 2, 1993               245,586         95,000                     340,586

   Year ended May 1, 1994:
      Exercised ($1.00 to $2.00 per share)                (40,101)        (6,600)                    (46,701)
      Cancelled                                           (11,000)                                   (11,000)
                                                         --------        -------                    -------
   Total shares under option at May 1, 1994               194,485         88,400                     282,885

   Year ended April 30, 1995:
      Granted                                                            103,000       122,000       225,000
      Exercised ($1.00 to $2.00 per share)                (64,018)       (10,000)                    (74,018)
      Cancelled                                           (20,500)                                   (20,500)
                                                         --------        -------       -------       -------

   Total shares under option at April 30, 1995            109,967        181,400       122,000       413,367
                                                         ========        =======       =======       =======

                        Novametrix Medical Systems Inc.

4. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS (CONTINUED)

Additional data relating to the stock option plans at year-end follows:

                                                       APRIL 30, 1995      MAY 1, 1994       MAY 2, 1993
                                                       --------------      -----------       -----------
   Range of option prices                             $1.00 TO $4.375     $1.00 to $8.00    $1.00 to $8.00

   Number of shares as to which options
      were exercisable                                        171,700            228,552           203,486

At April 30, 1995, options for 178,333 shares have been authorized but not yet granted under the 1990 and 1994 stock option plans. In addition, an outstanding stock option for 5,000 shares granted to an outside consultant is exercisable at $5.75 per share and expires on April 8, 1996.

The Company has an employee stock purchase plan expiring on December 31, 2002 for which 150,000 shares of Common Stock have been reserved. As of April 30, 1995, 31,492 shares of Common Stock had been issued under this plan.

The Company has redeemable Class A and Class B Warrants outstanding covering an aggregate of 1,100,000 shares from the public offering completed on June 16, 1994 (see Note 3) and warrants for 55,000 units issued to the principal underwriter (with each unit consisting of two shares of Common Stock, one Class A Warrant and one Class B Warrant). The Company has also granted warrants to a group of officers and directors, its general counsel, principal lender, key employees and an investment firm to purchase shares of the Company's Common Stock. Data relating to warrants outstanding at April 30, 1995 follows:

                  YEAR                         RANGE OF                NUMBER OF SHARES COVERED BY
            WARRANTS GRANTED                EXERCISE PRICES                OUTSTANDING WARRANTS
            ----------------                ---------------            ---------------------------

                  1988                      $2.625 to $5.58                         78,763
                  1989                      $2.625 to $3.49                         42,976
                  1990                         .89 to $1.81                        666,953
                  1991                                $1.84                        163,043
                  1992                        $.93 to $2.25                        267,073
                  1993                               $2.625                         10,000
                  1995                      $4.125 to $5.85                      1,393,179
                                                                                 ---------

                                                                                 2,621,987
                                                                                 =========

                        Novametrix Medical Systems Inc.

4. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS (CONTINUED)

The warrants were granted at prices which equaled or exceeded the market price of the Company's Common Stock at the date of grant. The warrants expire at various dates from September 30, 1995 through June 20, 2004, and all but 220,000 shares are currently exercisable. During 1995, an aggregate of 37,128 shares were exercised at prices ranging from $.89 to $1.81 per share.

At April 30, 1995, there were 4,448,305 shares of Common Stock reserved for issuance for: 1) the exercise of options and warrants; 2) purchases through the Company's employee stock purchase plan; and 3) the conversion of Preferred Stock.

5. CONTINGENCIES

The Company is a party to various legal proceedings incidental to its business. Management believes that none of these legal proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

During 1994, the Company reached a favorable settlement of an outstanding contractual dispute, which resulted in the reversal of approximately $140,000 ($.02 per share) of expenses previously accrued. Such amount is included in other expense (income), net.

6. BUSINESS AND SIGNIFICANT CUSTOMERS

The Company considers that its products comprise a single business segment within the medical instruments industry. The Company had export sales as follows:

                                       WESTERN HEMISPHERE
                      EUROPE         (OTHER THAN THE U.S.)           ASIA          OTHER          TOTAL
                   --------------    ---------------------     -------------    -----------    -------------
    1995           $    4,183,032      $     2,083,169        $    2,428,293    $   593,821  $     9,288,315
    1994                3,321,319            1,720,458             1,689,934        498,608        7,230,319
    1993                2,220,376            1,704,046             1,450,102        501,469        5,875,993

No one customer accounted for more than 10% of net sales in 1995, 1994 or 1993.

                        Novametrix Medical Systems Inc.

7. LEASES

The Company leases its plant and office facilities and certain equipment under noncancellable operating leases. Future minimum lease payments under these leases as of April 30, 1995 to their expiration follow:

                 1996                            $    239,368
                 1997                                 113,648
                 1998                                   3,975
                                                 ------------

                                                 $    356,991
                                                 ============

Total rental expense under operating leases was $376,059 in 1995, $425,825 in 1994 and $473,335 in 1993.

8. INCOME TAXES

The components of the Company's deferred income tax accounts follow:

                                                       APRIL 30, 1995       MAY 1, 1994      MAY 3, 1993
                                                       --------------       -----------      -----------

   Deferred tax assets:
      Tax credits                                       $   526,671         $   522,685       $   544,128
      Net operating loss carryforwards                    5,255,267           6,480,015         6,478,897
      Inventories - valuation allowance
         and other                                          665,629             567,691           780,805
      Other                                                 227,051             172,036           146,509
                                                        -----------         -----------       -----------
   Total deferred tax assets                              6,674,618           7,742,427         7,950,339
   Valuation allowance for deferred
      tax assets                                          6,652,586           7,732,477         7,926,524
                                                        -----------         -----------       -----------
                                                             22,032               9,950            23,815
   Deferred tax liabilities                                  22,032               9,950            23,815
                                                        -----------         -----------       -----------

   Net deferred tax                                     $    --             $    --           $    --
                                                        ===========         ===========       ===========

                        Novametrix Medical Systems Inc.

8. INCOME TAXES (CONTINUED)

A reconciliation between the Company's effective tax rate and the U.S. federal income tax rate is as follows:

                                                                   1995           1994            1993
                                                                ---------      ---------       ---------
   Computed tax expense at the expected statutory
      rate                                                      $ 559,000      $ 256,000       $  90,000
   State taxes, net of federal effect                               2,000          2,000           1,000
   Alternative minimum tax                                         40,000
   Permanent items--net effect                                      3,000         13,000          15,000
   Utilization of net operating loss carryforwards               (564,000)      (271,000)       (106,000)
                                                                ---------      ---------        --------

                                                                $  40,000      $   --          $   --
                                                                =========      =========       =========

At April 30, 1995 the Company had net operating loss carryovers for federal income tax reporting purposes of approximately $14,825,000, of which $10,250,000 expires in 2005, $4,200,000 expires in 2006 and $375,000 expires in
2007. The Company has unused research and other tax credits of approximately $527,000 at April 30, 1995 which expire in varying amounts between 1996 and 2009. Such credits will be reflected in operations when realized. The Company also has approximately $1,904,000 in state net operating loss carryforwards of which $1,550,000 expires in 1996, $284,000 expires in 1997, and $70,000 expires in 1999.

The realization of deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income. Because of the cumulative loss position of the Company, there is insufficient positive evidence to indicate that deferred tax assets will be realized. Therefore, a valuation allowance has been recorded.

The amount of the net operating loss carryovers and credits for federal income tax purposes which may be used in any future year may be limited under the provisions of the Tax Reform Act of 1986. Also, a portion of the net operating loss carryforward for federal income tax reporting purposes is attributable to stock options, the tax benefit of which will be reflected as an adjustment to additional paid-in capital when realized.

Income taxes paid in 1995, 1994 and 1993 were not significant.

                               Index to Exhibits*


                                                                                          Page
                                                                                          ----

3(a)        Certificate of Incorporation of the Company, as amended
            (incorporated by reference to Exhibit 3(a) and 3(e) to the Company's
            Registration Statement on Form SB-2 dated June 8, 1994).                        --

3(b)        Certificate of Designation of Series A Preferred Stock of the
            Company filed with the Secretary of State of the State of Delaware on March 17, 1989 (incorporated by reference to Exhibit 3(b) to the
            Company's Registration Statement on Form SB-2 dated June 8, 1994).              --

3(c)        Certificate of Designation of Series B Preferred Stock of the
            Company filed with the Secretary of State of the State of Delaware on August 29, 1991 (incorporated by reference to Exhibit 1 to the
            Company's Current Report on Form 8-K dated August 29, 1992).                    --

3(d)        By-Laws of the Company, as amended to date (incorporated by reference to Exhibit 3(d) to the Company's Registration Statement on
            Form SB-2 dated June 8, 1994).                                                  --

10(a)       Employment Agreement dated as of June 1, 1988 between the Company and William J. Lacourciere, as amended (incorporated by reference to
            Exhibit 10(a) to the Company's Registration Statement on Form SB-2
            dated June 8, 1994).                                                            --

____________________
     *   Copies of exhibits filed with this Annual Report on Form
10-KSB or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.

                                Index to Exhibits
                                   (continued)

                                                                                          Page
                                                                                          ----

10(b)       Amendment dated as of August 1, 1988 to the Employment Agreement between the Company and William J. Lacourciere (incorporated by reference to Exhibit 10(b) to the Company's Registration Statement
            on Form SB-2 dated June 8, 1994).                                               --

10(c)       Warrant Certificate of the Company, the warrants evidenced thereby exercisable commencing on December 29, 1989, together with Schedule of substantially identical warrants (incorporated by reference to
            Exhibit 10(i) to the Company's Annual Report on Form 10-K for the
            year ended April 29, 1990).                                                     --

10(d)       Warrant Certificate of the Company, the warrants evidenced thereby exercisable commencing on May 23, 1990 (incorporated by reference to
            Exhibit 10(k) to the Company's Annual Report on Form 10-K for the
            year ended April 29, 1990).                                                     --

10(e)       Warrant Certificate of the Company, the warrants evidenced thereby exercisable commencing on September 15, 1988, together with Schedule of substantially identical warrants (incorporated by reference to
            Exhibit 10(e) to the Company's Registration Statement on Form SB-2
            dated June 8, 1994).                                                            --

10(f)       First Amendment to Warrant Certificate of the Company dated as of
            September 19, 1989, together with Schedule of substantially identical amendments (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended April
            29, 1990).                                                                      --

10(g)       Warrant Certificate of the Company, the warrants evidenced thereby exercisable commencing on May 1, 1989, together with Schedule of substantially identical warrants (incorporated by reference to
            Exhibit 10(g) to the Company's Registration Statement on Form SB-2
            dated June 8, 1994).                                                            --

                                Index to Exhibits
                                   (continued)

                                                                                          Page
                                                                                          ----

10(h)       First Amendment to Warrant Certificate of the Company dated as of
            September 19, 1989, together with Schedule of substantially identical amendments (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended April
            29, 1990).                                                                      --

10(i)       Warrant Certificate of the Company, the warrants evidenced thereby exercisable commencing on April 12, 1990 (incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the
            year ended April 29, 1990).                                                     --

10(j)       Warrant Certificate of the Company, the warrants evidenced thereby exercisable commencing on January 2, 1991 (incorporated by reference to Exhibit 10(dd) to the Company's Registration Statement on Form
            S-1 dated December 30, 1991).                                                   --

10(k)       Form of Warrant Certificate of the Company, the warrants evidenced thereby exercisable commencing on December 2, 1991 (incorporated by reference to Exhibit 10(ee) to the Company's Registration Statement
            on Form S-1 dated December 30, 1991).                                           --

10(l)       Rights Agreement dated as of March 14, 1989 between the Company and
            The Connecticut Bank and Trust Company, N.A., as Rights Agent
            ("CBT"), which includes the form of Certificate of Designation setting forth the terms of the Series A Preferred Stock, $1.00 par value, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
            (incorporated by reference to Exhibit 10(l) to the Company's
            Registration Statement on Form SB-2 dated June 8, 1994).                        --

                                Index to Exhibits
                                   (continued)

                                                                                          Page
                                                                                          ----

10(m)       Amendment to Rights Agreement dated as of October 30, 1990 among the
            Company, CBT and Mellon Bank, N.A. (incorporated by reference to
            Exhibit 10(o) to the Company's Annual Report on Form 10-K for the
            year ended April 28, 1991).                                                     --

10(n)       Amendment to Rights Agreement dated as of August 29, 1991 between the Company and Mellon Bank, N.A. (incorporated by reference to
            Exhibit 10(p) to the Company's Registration Statement on Form S-1
            dated December 30, 1991).                                                       --

10(o)       Asset Purchase Agreement dated as of April 30, 1989 among Cascadia
            Technology Corporation, a Washington corporation ("Cascadia"),
            Daniel W. Knodle, Leslie E. Mace, Lawrence L. Labuda, William G.
            McCoy, NTC and the Company (incorporated by reference to Exhibit
            10(o) to the Company's Registration Statement on Form SB-2 dated
            June 8, 1994).                                                                  --

10(p)       Modification Agreement dated as of March 22, 1990 among Cascadia,
            Daniel W. Knodle, Leslie E. Mace, Lawrence L. Labuda, William G.
            McCoy, NTC and the Company (incorporated by reference to Exhibit
            10(s) to the Company's Annual Report on Form 10-K for the year ended
            April 29, 1990).                                                                --

10(q)       Assets Purchase Agreement dated January 18, 1990 among the Company,
            Novametrix Medical Systems Limited and Physiological Instrumentation
            Limited (incorporated by reference to Exhibit 10(u) to the Company's
            Annual Report on Form 10-K for the year ended April 29, 1990).                  --

10(r)       Option Agreement effective March 16, 1990 between the Company and
            Siemens Medical Electronics, Inc. (incorporated by reference to
            Exhibit 2 to the Company's Current Report on Form 8-K dated March
            23, 1990).                                                                      --

                                Index to Exhibits
                                   (continued)

                                                                                          Page
                                                                                          ----

10(s)       Lease dated August 1990 between CPM Associates and Novametrix Realty
            Corp. (incorporated by reference to Exhibit 10(w) to the Company's
            Annual Report on Form 10-K for the year ended April 28, 1991).                  --

10(t)       Securities Purchase Agreement dated as of August 29, 1991 among the
            Company, William W. Nicholson, Auric Partners Limited, a Michigan
            limited partnership, and Union Trust Company (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K
            dated August 29, 1991).                                                         --

10(u)       Third Amended and Restated Loan and Security Agreement dated as of
            August 29, 1991 among the Company, NTC Technology Inc., a Delaware corporation ("NTC"), and Union Trust Company (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K
            dated August 29, 1991).                                                         --

10(v)       First Amendment to Third Amended and Restated Loan and Security
            Agreement dated as of April 29, 1993 among the Company, NTC and
            Union Trust Company (incorporated by reference to Exhibit 5(a) to
            the Company's Current Report on Form 8-K dated April 28, 1993).                 --

10(w)       1979 Stock Option Plan, as amended (incorporated by reference to
            Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the
            year ended May 2, 1993).                                                        --

10(x)       1990 Stock Option Plan (incorporated by reference to Exhibit 10(ff)
            to the Company's Annual Report on Form 10-K for the year ended May
            2, 1993).                                                                       --

                                Index to Exhibits
                                   (continued)

                                                                                          Page
                                                                                          ----

10(y)       1992 Employee Stock Purchase Plan (incorporated by reference to
            Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the
            year ended May 2, 1993) (incorporated by reference to Exhibit 10(y)
            to the Company's Registration Statement on Form SB-2 dated June 8,
            1994).                                                                          --

10(z)       Form of Letter Agreement between the Company and Keane Securities
            Co., Inc. ("Keane") pursuant to which Keane will act as finder for the Company (incorporated by reference to Exhibit 10(z) to the
            Company's Registration Statement on Form SB-2 dated June 8, 1994).
                                                                                            --

10(aa)      Fourth Amended and Restated Loan and Security Agreement dated as of
            June 16, 1994 among the Company, NTC and Union Trust Company
            (incorporated by reference to Exhibit 10A to the Company's Quarterly
            Report on Form 10-QSB for the three month period ended July 31,
            1994).                                                                          --

10(bb)      Amendment to Securities Purchase Agreement dated as of June 16, 1994 among the Company, William W. Nicholson, Auric Partners Limited and
            Union Trust Company (incorporated by reference to Exhibit 10B to the
            Company's Quarterly Report on Form 10-QSB for the three month period
            ended July 31, 1994).                                                           --

10(cc)      1994 Stock Option Plan (incorporated by reference to Exhibit 4(i) to the Company's Registration Statement on Form S-8, dated August 3,
            1994).                                                                          --

10(dd)      Form of Representative Warrant Agreement, certificate included
            (incorporated by reference to Exhibit 4(a) to the Company's
            Registration Statement on Form SB-2 dated June 8, 1994).                        --


10(ee)      Form of Warrant Agreement, certificate included (incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on
            Form SB-2 dated June 8, 1994).                                                  --

                                Index to Exhibits
                                   (continued)

                                                                                          Page
                                                                                          ----

10(ff)      Amendment No. 1 to Fourth Amended and Restated Loan and Security
            Agreement dated as of July 26, 1995 among the Company, NTC and First
            Fidelity Bank, formerly Union Trust Company.

11          Statement Re Computation of Per Share Earnings.

21          Subsidiaries of the Company.

23          Consent of Ernst & Young LLP, Independent Auditors.

24          Power of Attorney (See "Power of Attorney" in Form 10-KSB).                     --

27          Financial Data Schedule.