Form 10QSB
period 1995-07-30
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1995-09-08
CIK 310450

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 30, 1995

/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                     to                         .
                              ---------------------  -------------------------

Commission file number 20-8969
                       -------

                        NOVAMETRIX MEDICAL SYSTEMS INC.
       (Exact name of small business issuer as specified in its charter)

           Delaware                                     06-0977422
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

             1 Barnes Industrial Park Road, Wallingford, CT  06492
           ---------------------------------------------------------
           (Address of principal executive offices)       (zip code)

        Issuer's telephone number, including area code:  (203) 265-7701
                                                         --------------

-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X      NO
                                 -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.01 par value: 5,876,547 shares issued and outstanding as of September 1, 1995.

Transitional Small Business Disclosure Format (check one):

                             YES          NO   X
                                 -----       -----



                                  Page 1 of 14
                          Index to Exhibits at Page 12

                        NOVAMETRIX MEDICAL SYSTEMS INC.

                                     INDEX




                                                                                                      PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Statements of Operations (Unaudited) -
           Quarters ended July 30, 1995 and July 31, 1994                                               3

         Condensed Consolidated Balance Sheets (Unaudited) -
           July 30, 1995 and April 30, 1995                                                             4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
           Quarters ended July 30, 1995 and July 31, 1994                                               6

         Notes to Condensed Consolidated Financial Statements
           (Unaudited) - July 30, 1995                                                                  7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
           OF OPERATION                                                                                 8


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                              10


SIGNATURES                                                                                             11

                         PART I - FINANCIAL INFORMATION

                        NOVAMETRIX MEDICAL SYSTEMS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       QUARTER ENDED                          QUARTER ENDED
                                                       JULY 30, 1995                          JULY 31, 1994
                                                       -------------                          -------------
Net sales                                                $6,080,509                             $5,495,063

Costs and expenses:
  Cost of products sold                                   2,590,268                              2,392,142
  Research and product development                          685,253                                534,421
  Selling, general and administrative                     2,312,332                              2,220,126
  Interest                                                   74,822                                124,227
  Other expense                                              21,667                                 19,973
                                                         ----------                             ----------
                                                          5,684,342                              5,290,889

                                                         ----------                             ----------
INCOME BEFORE INCOME TAXES                                  396,167                                204,174

Income taxes - current                                        8,000

NET INCOME                                               $  388,167                             $  204,174
                                                         ==========                             ==========

Per common share amounts:

  Primary                                                $      .05                             $      .03
                                                         ==========                             ==========
  Fully diluted                                          $      .05                             $      .03
                                                         ==========                             ==========

Average common shares outstanding:

  Primary                                                 8,096,077                              7,349,425

  Fully diluted                                           8,096,077                              7,368,713

See accompanying notes.

                        NOVAMETRIX MEDICAL SYSTEMS INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS                                                         JULY 30, 1995                  APRIL 30, 1995
------                                                         -------------                  --------------
CURRENT ASSETS

  Cash and cash equivalents                                     $   269,102                     $   272,033

  Accounts receivable, less
   allowance for losses of $250,000                               5,258,887                       5,247,171

  Inventories:
   Finished products                                              1,223,452                       1,247,541
   Work in process                                                1,159,834                       1,088,864
   Materials                                                      2,891,108                       2,595,455
                                                                -----------                     -----------

                                                                  5,274,394                       4,931,860

  Prepaid expenses                                                  114,944                         106,440
                                                                -----------                     -----------

  TOTAL CURRENT ASSETS                                           10,917,327                      10,557,504


EQUIPMENT                                                         5,834,378                       5,736,892
  Accumulated depreciation (deduction)                           (4,699,264)                     (4,603,479)
                                                                -----------                     -----------

                                                                  1,135,114                       1,133,413


LICENSE, TECHNOLOGY, PATENTS AND OTHER                            7,642,866                       7,606,069
  Accumulated amortization (deduction)                           (2,814,559)                     (2,691,005)
                                                                -----------                     -----------

                                                                  4,828,307                       4,915,064
                                                                -----------                     -----------

                                                                $16,880,748                     $16,605,981
                                                                ===========                     ===========

See accompanying notes.

                        NOVAMETRIX MEDICAL SYSTEMS INC.

LIABILITIES AND SHAREHOLDERS' EQUITY                        JULY 30, 1995          APRIL 30, 1995
------------------------------------                        -------------          --------------
CURRENT LIABILITIES
  Current portion long-term debt                             $   900,000             $   925,000
  Accounts payable                                             1,666,238               1,662,950
  Accrued expenses                                             1,438,102               1,557,798
                                                             -----------             -----------

   TOTAL CURRENT LIABILITIES                                   4,004,340               4,145,748

LONG-TERM DEBT, less current portion                           2,183,333               2,308,333

REDEEMABLE PREFERRED STOCK, at
  redemption and liquidation value                             1,000,000               1,000,000

SHAREHOLDERS' EQUITY
  Preferred Stock, $1 par value,
    authorized 1,000,000 shares, 100,000
    issued and outstanding (less 40,000
    shares redeemable), at liquidation
    value                                                      1,500,000               1,500,000

  Common Stock, $.01 par value,
    authorized 20,000,000 shares,
    issued 6,211,999 at July 30 1995,
    and 6,136,533 at April 30, 1995,
    including 338,452 Treasury shares                             62,120                  61,365

  Additional paid-in capital                                  26,410,688              26,239,685

  Retained-earnings deficit                                  (15,792,695)            (16,162,112)

  Treasury stock                                              (2,487,038)             (2,487,038)
                                                             -----------             -----------

                                                               9,693,075               9,151,900
                                                             -----------             -----------

                                                             $16,880,748             $16,605,981
                                                             ===========             ===========

See accompanying notes.

                        NOVAMETRIX MEDICAL SYSTEMS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                QUARTER                 QUARTER
                                                                                 ENDED                   ENDED
                                                                             JULY 30, 1995           JULY 31, 1994
                                                                             -------------           -------------
OPERATING ACTIVITIES
 Net income                                                                    $ 388,167              $   204,174
 Adjustments to reconcile net income
  to net cash provided by operating activities
    Depreciation                                                                  98,260                  108,276
    Amortization                                                                 124,599                  122,277
    Changes in operating assets and liabilities
       Increase in accounts receivable                                           (11,716)                (185,237)
       Increase in inventories                                                  (342,534)                 (93,558)
       (Increase) decrease in prepaid expenses                                    (8,504)                 175,961
       Increase (decrease) in accounts payable                                     3,288                  (88,498)
       (Decrease) increase in accrued expenses                                  (144,696)                 301,169
                                                                               ---------              -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        106,864                  544,564

INVESTING ACTIVITIES
 Purchases of equipment                                                          (99,961)                (190,476)
 Purchases of license, technology, patents and other                             (37,842)                (367,245)
                                                                               ---------              -----------
NET CASH USED BY INVESTING ACTIVITIES                                           (137,803)                (557,721)

FINANCING ACTIVITIES
 Proceeds from borrowings                                                                               2,500,000
 Principal payments on borrowings                                               (125,000)              (5,785,007)
 Principal payment on customer advance                                                                   (654,400)
 Dividends on Preferred Stock                                                    (18,750)                 (18,750)
 Net proceeds from sales of Common Stock                                         171,758                3,977,759
                                                                               ---------              -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         28,008                   19,602
                                                                               ---------              -----------
(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                (2,931)                   6,445

Cash and cash equivalents at beginning of period                                 272,033                  267,882
                                                                               ---------              -----------
Cash and cash equivalents at end of period                                     $ 269,102              $   274,327
                                                                               =========              ===========

See accompanying notes.

                        NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JULY 30, 1995


NOTE 1 -- BASIS OF PRESENTATION

     The condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 30, 1995 are not necessarily indicative of the results that may be expected for the year ending April 28, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1995.


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

                        NOVAMETRIX MEDICAL SYSTEMS INC.


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

     Operating results for the three-months ended July 30, 1995 compared favorably to the three months ended July 31, 1994. The Company recorded net income of approximately $388,000 or $.05 per share on net sales of approximately $6.1 million for the three months ended July 30, 1995 compared to net income of approximately $204,000 or $.03 per share on net sales of approximately $5.5 million for the first quarter of the prior fiscal year.

     Net sales increased by approximately $585,000 or 11% for the three months ended July 30, 1995 compared to the three months ended July 31, 1994. The year-to-year increase was primarily attributable to the growth of domestic and international product sales and higher sales levels to OEM customers who utilize the Company's technology in their monitoring systems.

     Cost of products sold as a percentage of net sales for the three months ended July 30, 1995 improved to 42.6% compared to 43.5% for the three months ended July 31, 1994. The reduction in cost of products sold as a percentage of net sales resulted from favorable product mix and higher labor efficiencies.

     Research and product development ("R & D") expenses increased by approximately $151,000 or 28% for the three months ended July 30, 1995 compared to the corresponding period of the prior fiscal year. The increase to over 11% of net sales, was due primarily to higher levels of salaries and related fringe benefits and outside professional services, a portion of which are unique expenses not expected to continue for future quarters. The Company expects R & D spending to approximate 10% of net sales during the remainder of Fiscal 1996.

     Selling, general and administrative ("S,G&A") expenses increased by approximately $92,000 or 4% for the three months ended July 30, 1995 compared to the three months ended July 31, 1994. International selling expenses which increased as a result of costs associated with additional sales personnel and higher sales levels, were effectively offset by lower domestic selling expenses in the quarter. Higher administrative expenses resulted primarily from increased outside service costs, primarily recruiting fees, insurance and shareholder reporting costs.

     Interest expense for the three months ended July 30, 1995 decreased by approximately $49,000 or 40% compared to the corresponding period of the prior fiscal year. The improvement resulted from a decrease in the Company's bank debt as a result of the Company's public offering consummated in June 1994 and scheduled principal payments.

     The Company's backlog of firm orders aggregated approximately $4,180,000 as of July 30, 1995 compared to approximately $3,994,000 as of April 30, 1995. Except for orders pursuant to long-term OEM agreements, the Company traditionally ships its products on a current basis. As such, the Company does not consider its backlog at any time to be a meaningful indicator of future sales.

LIQUIDITY AND SOURCES OF CAPITAL

     As of July 30, 1995, the Company's working capital increased to $6,913,000 from $6,412,000 at April 30, 1995. The Company's current ratio improved to 2.7 to 1 at July 30, 1995 from 2.5 to 1 at April 30, 1995 primarily as a result of the Company's continued improvement in operating results. In addition, the Company had $1,425,000 available for borrowing under its revolving credit agreement at both July 30, 1995 and April 30, 1995.

     Approximately $107,000 of cash was provided by operations for the three months ended July 30, 1995. Temporary increases in inventory resulting from product mix associated with new product introductions and a decrease in accrued expenses partially offset the approximately $611,000 of cash provided from net income, after adding back non-cash expenses (depreciation and amortization).

     The Company anticipates continued improvement in its financial results for the balance of fiscal 1996 and expects cash flow from operations to exceed scheduled debt service requirements and planned investing activities, with the surplus being applied to reduce the balance of the Company's revolving credit facility. Management believes that cash provided by operations will support its planned rate of growth and that additional funds, if required, will be available from the Company's revolving credit facility or from other sources on commercially reasonable terms. In addition, the Company has approximately $5,600,000 of additional net proceeds that it could potentially realize upon exercise of the Class A and Class B Warrants issued in June 1994, which are redeemable by the Company under specified conditions.

    During July 1995, the Company amended its revolving credit agreement, extending the expiration date to August 31, 1997 and modifying the interest rate to the London Interbank Offering Rate ("LIBOR") plus 2.5% (8.375% at August 31, 1995). Under the revised agreement, borrowing continues to be limited to a maximum of $2,500,000 or 75% of the Company's eligible accounts receivable, as defined. Furthermore, the bank has released the Company's patents and trademarks previously held as collateral for the Company's debt obligations.

                           PART II- OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits: The exhibits required to be filed as part of the Quarterly Report on Form 10-QSB are listed in the attached Index to Exhibits.

    (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended July 30, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                NOVAMETRIX MEDICAL SYSTEMS INC.




   Dated:  September 8, 1995                    s/WILLIAM J. LACOURCIERE
                                                -------------------------------
                                                  William J. Lacourciere
                                                  Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer



   Dated:  September 8, 1995                    s/JOSEPH A. VINCENT
                                                -------------------------------
                                                  Joseph A. Vincent
                                                  Vice President Finance,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer

                               INDEX TO EXHIBITS

                                                                             PAGE
11   Statement Re:  Computation of Per Share Earnings                         13

27   Financial Data Schedule                                                  14