Form 10QSB
period 1995-10-29
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1995-12-12
CIK 310450

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
(Mark One)

  / X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended  October 29, 1995
                                  ----------------

  /   /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                          to
                              -------------------------------------------------

Commission file number 20-8969
                       -------

                        NOVAMETRIX MEDICAL SYSTEMS INC.
                        -------------------------------
       (Exact name of small business issuer as specified in its charter)

               Delaware                             06-0977422
               --------                             ----------
  (State or other jurisdiction of       (IRS Employer Identification Number)
    incorporation or organization)

             1 Barnes Industrial Park Road, Wallingford, CT  06492
             -----------------------------------------------------
           (Address of principal executive offices)       (zip code)

        Issuer's telephone number, including area code:   (203) 265-7701
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

Common Stock, $0.01 par value: 6,560,367 shares issued and outstanding as of December 8, 1995.

Transitional Small Business Disclosure Format (check one):

                             YES          NO   X
                                 -----       -----


                                  Page 1 of 15
                          Index to Exhibits at Page 13

                        NOVAMETRIX MEDICAL SYSTEMS INC.

                                     INDEX




                                                                                                      PAGE
PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Statements of Income (Unaudited) -
           Quarters ended October 29, 1995 and October 30, 1994                                       3
           Six months ended October 29, 1995 and October 30, 1994                                     4

         Condensed Consolidated Balance Sheets (Unaudited) -
           October 29, 1995 and April 30, 1995                                                        5

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
           Six months ended October 29, 1995 and October 30, 1994                                     7

         Notes to Condensed Consolidated Financial Statements
           (Unaudited) - October 29, 1995                                                             8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
            OF OPERATION                                                                              9


PART II. OTHER INFORMATION
--------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                          11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                             11


SIGNATURES                                                                                            12
----------

                         PART I - FINANCIAL INFORMATION

                        NOVAMETRIX MEDICAL SYSTEMS INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                             QUARTER ENDED               QUARTER ENDED
                                                                            OCTOBER 29, 1995           OCTOBER 30, 1994
                                                                            ----------------           ----------------
Net sales                                                                       $ 6,148,356               $ 6,023,844

Costs and expenses:
  Cost of products sold                                                           2,667,922                 2,641,121
  Research and product development                                                  658,521                   596,264
  Selling, general and administrative                                             2,264,167                 2,284,387
  Interest                                                                           74,710                    81,578
  Other expense                                                                      18,072                    26,330

                                                                                 ----------                ----------
                                                                                  5,683,392                 5,629,680

                                                                                 ----------                ----------
INCOME BEFORE INCOME TAXES                                                          464,964                   394,164

Income taxes - current                                                                8,000                     8,000

                                                                                 ----------                ----------
NET INCOME                                                                      $   456,964               $   386,164
                                                                                 ==========                ==========

Per common share amounts:

  Primary                                                                       $       .06               $       .05
                                                                                 ==========                ==========
  Fully diluted                                                                 $       .06               $       .05
                                                                                 ==========                ==========

Average common shares outstanding:

  Primary                                                                         7,926,223                 8,149,543

  Fully diluted                                                                   7,926,223                 8,149,543


See accompanying notes.

                        NOVAMETRIX MEDICAL SYSTEMS INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                              SIX MONTHS ENDED                   SIX MONTHS ENDED
                                                              OCTOBER 29, 1995                   OCTOBER 30, 1994
                                                              ----------------                   ----------------
Net sales                                                        $ 12,228,865                      $ 11,518,907

Costs and expenses:
  Cost of products sold                                             5,258,190                         5,033,263
  Research and product development                                  1,343,774                         1,130,685
  Selling, general and administrative                               4,576,499                         4,504,513
  Interest                                                            149,532                           205,805
  Other expense                                                        39,739                            46,303

                                                                   ----------                        ----------
                                                                   11,367,734                        10,920,569

                                                                   ----------                        ----------
INCOME BEFORE INCOME TAXES                                            861,131                           598,338

Income taxes - current                                                 16,000                             8,000

                                                                   ----------                        ----------
NET INCOME                                                       $    845,131                      $    590,338
                                                                   ==========                        ==========

Per common share amounts:

  Primary                                                        $        .11                      $        .08
                                                                   ==========                        ==========
  Fully diluted                                                  $        .11                      $        .08
                                                                   ==========                        ==========

Average common shares outstanding:

  Primary                                                           8,004,736                         7,749,484

  Fully diluted                                                     8,004,736                         7,759,128


See accompanying notes.

                        NOVAMETRIX MEDICAL SYSTEMS INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)




  ASSETS                                                               OCTOBER 29, 1995         APRIL 30, 1995
  ------                                                               ----------------         --------------
  CURRENT ASSETS

    Cash and cash equivalents                                             $   275,723              $   272,033

    Accounts receivable, less
     allowance for losses of $250,000                                       5,250,019                5,247,171

    Inventories:
     Finished products                                                      1,347,873                1,247,541
     Work in process                                                        1,360,878                1,088,864
     Materials                                                              2,591,835                2,595,455
                                                                           ----------               ----------
                                                                            5,300,586                4,931,860

    Prepaid expenses                                                          122,144                  106,440

                                                                           ----------               ----------
    TOTAL CURRENT ASSETS                                                   10,948,472               10,557,504


  EQUIPMENT                                                                 5,950,134                5,736,892
    Accumulated depreciation (deduction)                                   (4,801,224)              (4,603,479)
                                                                           ----------               ----------
                                                                            1,148,910                1,133,413


  LICENSE, TECHNOLOGY, PATENTS AND OTHER                                    7,707,076                7,606,069
    Accumulated amortization (deduction)                                   (2,928,131)              (2,691,005)
                                                                           ----------               ----------
                                                                            4,778,945                4,915,064

                                                                           ----------               ----------
                                                                          $16,876,327              $16,605,981
                                                                           ==========               ==========


See accompanying notes.

                        NOVAMETRIX MEDICAL SYSTEMS INC.

LIABILITIES AND SHAREHOLDERS' EQUITY                                   OCTOBER 29, 1995         APRIL 30, 1995
------------------------------------                                   ----------------         --------------
CURRENT LIABILITIES
  Current portion long-term debt                                        $   1,100,000              $   925,000
  Accounts payable                                                          1,572,719                1,662,950
  Accrued expenses                                                          1,219,947                1,557,798

                                                                            ---------                ---------
   TOTAL CURRENT LIABILITIES                                                3,892,666                4,145,748

LONG-TERM DEBT, less current portion                                        1,833,333                2,308,333

REDEEMABLE PREFERRED STOCK, at
  redemption and liquidation value                                          1,000,000                1,000,000

SHAREHOLDERS' EQUITY
  Preferred Stock, $1 par value,
    authorized 1,000,000 shares, 100,000
    issued and outstanding (less 40,000
    shares redeemable), at liquidation
    value                                                                   1,500,000                1,500,000

  Common Stock, $.01 par value,
    authorized 20,000,000 shares,
    issued 6,230,399 at October 29, 1995
    and 6,136,533 at April 30, 1995,
    including 338,452 Treasury shares                                          62,304                   61,365

  Additional paid-in capital                                               26,429,543               26,239,685

  Retained-earnings deficit                                               (15,354,481)             (16,162,112)

  Treasury stock                                                           (2,487,038)              (2,487,038)

                                                                           ----------               ----------
                                                                           10,150,328                9,151,900

                                                                           ----------               ----------
                                                                          $16,876,327              $16,605,981
                                                                           ==========               ==========

See accompanying notes.

                        NOVAMETRIX MEDICAL SYSTEMS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                         SIX MONTHS              SIX MONTHS
                                                                                           ENDED                    ENDED
                                                                                       OCTOBER 29, 1995       OCTOBER 30, 1994
                                                                                       ----------------       ----------------
OPERATING ACTIVITIES
 Net income                                                                                 $  845,131          $  590,338
 Adjustments to reconcile net income
  to net cash provided by operating activities
    Depreciation                                                                               200,291             223,028
    Amortization                                                                               242,997             244,824
    Changes in operating assets and liabilities
       Increase in accounts receivable                                                          (2,848)           (389,484)
       Increase in inventories                                                                (368,726)           (198,684)
       (Increase) decrease in prepaid expenses                                                 (15,704)            242,648
       (Decrease) increase in accounts payable                                                 (90,231)            162,937
       (Decrease) increase in accrued expenses                                                (387,851)            209,392

                                                                                              --------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      423,059           1,084,999

INVESTING ACTIVITIES
 Purchases of equipment                                                                       (215,788)           (331,486)
 Purchases of license, technology, patents and other                                          (106,878)           (708,089)

                                                                                             ---------           ---------
NET CASH USED BY INVESTING ACTIVITIES                                                         (322,666)         (1,039,575)

FINANCING ACTIVITIES
 Proceeds from borrowings                                                                                        2,500,000
 Principal payments on borrowings                                                             (250,000)         (5,910,007)
 Principal payment on customer advance                                                                            (654,400)
 Dividends on Preferred Stock                                                                  (37,500)            (37,500)
 Net proceeds from sales of Common Stock                                                       190,797           4,057,906

                                                                                             ---------           ---------
NET CASH USED BY FINANCING ACTIVITIES                                                          (96,703)            (44,001)

                                                                                             ---------           ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                                            3,690               1,423

Cash and cash equivalents at beginning of period                                               272,033             267,882

                                                                                             ---------           ---------
Cash and cash equivalents at end of period                                                $    275,723          $  269,305
                                                                                             =========           =========

See accompanying notes.

                        NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 29, 1995




NOTE 1 -- BASIS OF PRESENTATION

     The condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended October 29, 1995 are not necessarily indicative of the results that may be expected for the year ending April 28, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1995.


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

                        NOVAMETRIX MEDICAL SYSTEMS INC.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

     Operating results for the quarter and six months ended October 29, 1995 compared to the quarter and six months ended October 30, 1994 reflect the Company's continued improvement in performance over the last several years.
For the quarter ended October 29, 1995, the Company recorded net income of approximately $457,000 or $.06 per share on net sales of approximately $6,148,000 compared to net income of approximately $386,000 or $.05 per share on net sales of approximately $6,024,000 for the second quarter of the prior fiscal year. For the six-month period ended October 29, 1995, the Company recorded net income of approximately $845,000 or $.11 per share on net sales of approximately $12,229,000 compared to net income of approximately $590,000 or $.08 per share on net sales of approximately $11,519,000 for the first six months of the prior fiscal year.

     Net sales increased by approximately $124,000 or 2% when comparing the quarter ended October 29, 1995 to the quarter ended October 30, 1994, and increased by approximately $710,000 or 6% when comparing the six-month period ended October 29, 1995 to the corresponding period of the prior fiscal year. The increase for both periods was primarily attributable to the continued growth of product sales, particularly international, and to higher sales levels to OEM customers who utilize the Company's technology in their own monitoring systems. A reduction in non-hospital product sales compared to the unusually high levels of the prior year, partially offset these increases.

     Cost of products sold as a percentage of net sales of 43.4% and 43.0%, respectively, for the quarter and six months ended October 29, 1995 reflected a modest improvement compared to the 43.9% and 43.7% , respectively, reported for the quarter and six months ended October 30, 1994. The improvement in cost of products sold as a percentage of net sales resulted primarily from favorable product mix compared to the corresponding periods of the prior fiscal year. The Company's continued attention to quality and cost also contributed to the sustained improvement.

     Research and product development ("R & D") expenses increased by approximately $62,000 or 10% for the quarter ended October 29, 1995 compared to the corresponding period of the prior fiscal year, and increased by approximately $213,000 or 19% when comparing the six months ended October 29, 1995 to the six months ended October 30, 1994. For both the three month and six month comparisons, the increase was primarily due to higher levels of salaries and related fringe benefits and increased outside professional services, partially offset by reduced spending for R & D materials compared to the prior year. A portion of the six month increase included expenses which are not expected to continue, and R & D spending is expected to approximate 10% of net sales for the balance of Fiscal 1996.

     Selling, general and administrative ("S,G&A") expenses decreased by approximately $20,000 or 1% for the quarter ended October 29, 1995 compared to the quarter ended October 30, 1994. S,G&A expenses increased by approximately $72,000 or nearly 2% when comparing the six months ended October 29, 1995 to the six months ended October 30, 1994 due to increased administrative costs. International selling expenses, which increased as a result of costs associated with additional sales personnel and higher sales levels, were effectively offset by lower domestic selling expenses for both the quarterly and six month comparisons. Administrative recruitment fees and general insurance expenses accounted for all of the S,G&A expense increase when comparing the six months ended October 29, 1995 to the first six months of the prior fiscal year.

     Interest expense decreased by approximately $7,000 or 9% for the quarter ended October 29, 1995 and decreased by approximately $56,000 or 27% for the six months ended October 29, 1995 compared to the corresponding periods of the prior fiscal year. The improvement for the quarterly comparison resulted from reduced bank debt levels primarily as a result of scheduled principal payments. The improvement shown in the six month comparisons also reflects the favorable impact of the Company's public offering consummated in June 1994, the proceeds of which were used to reduce bank debt.

     The Company's backlog of firm orders aggregated approximately $3,070,000 as of October 29, 1995 compared to approximately $3,994,000 as of April 30, 1995. Approximately $609,000 of the decrease was related to long-term OEM agreements. Except for orders pursuant to such long-term OEM agreements, the Company traditionally ships its products on a current basis. As such, the Company does not consider its backlog at any time to be a meaningful indicator of future sales.



LIQUIDITY AND SOURCES OF CAPITAL


     As of October 29, 1995, the Company's working capital approximated $7,056,000 representing an increase of approximately $644,000 over the April 30, 1995 level of $6,412,000. The Company's current ratio improved to 2.8 to 1 at October 29, 1995 from 2.5 to 1 at April 30, 1995, primarily as a result of the Company's continued improvement in operating results. In addition, the Company had $1,425,000 available for borrowing under its revolving credit facility at both October 29, 1995 and April 30, 1995.

     Approximately $423,000 of cash was provided by operations for the six months ended October 29, 1995. Income of approximately $1,288,000 before non-cash deductions for depreciation and amortization was partially offset by the net impact of increases in inventory and reductions in accounts payable and accrued expenses.

    Cash flow from operations is expected to exceed scheduled debt service requirements and planned investing activities for the balance of Fiscal 1996. Further, management believes that the cash provided by operations combined with the availability of funds under the revolving credit agreement will support its planned rate of growth, and that additional funds, if required, will be available from other sources on commercially reasonable terms. In addition, the Company has approximately $5,600,000 of additional net proceeds that it could potentially realize upon exercise of the Class A and Class B Warrants issued in June 1994, which are redeemable by the Company under specified conditions.

                           PART II- OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

  (a) The Annual Meeting of Shareholders (the "Meeting") of the Company was held on September 11, 1995 in Wallingford, Connecticut.

  (b)  Not applicable because:

       (i) Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934,

       (ii) There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement dated August 15, 1995, and

       (iii)   Such nominees were elected.

  (c)  Matters voted upon at the Meeting included the following:

                                                              Votes             Votes            Withheld/
                                                               For             Against           Abstain
                                                          ------------        -----------       -----------
        (i)          Election of Thomas M. Haythe          5,288,917                               276,665
                     and William J. Lacourciere to
                     serve as Class C directors for
                     the next three years.

        (ii)         Ratification of the selection of      5,401,117          121,335               43,130
                     Ernst & Young LLP to serve as
                     the Company's independent
                     auditors for fiscal year 1996.


ITEM 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits: The exhibits required to be filed as part of the Quarterly Report on Form 10-QSB are listed in the attached Index to Exhibits.

  (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended October 29, 1995.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 NOVAMETRIX MEDICAL SYSTEMS INC.




        Dated:    December 11, 1995               s/WILLIAM J. LACOURCIERE
                  -----------------               ------------------------
                                                    William J. Lacourciere
                                                    Chairman of the Board,
                                                    President and
                                                    Chief Executive Officer



        Dated:    December 11, 1995               s/JOSEPH A. VINCENT
                  -----------------               -------------------
                                                    Joseph A. Vincent
                                                    Vice President Finance,
                                                    Chief Financial Officer and
                                                    Principal Accounting Officer

                               INDEX TO EXHIBITS



                                                                                               PAGE
11   Statement Re:  Computation of Per Share Earnings                                           14

27   Financial Data Schedule                                                                    15