Form 10QSB
period 1996-01-28
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1996-03-12
CIK 310450

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

  / X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 28, 1996

  /   /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                       to                        .
                              -----------------------  ------------------------

Commission file number 20-8969

                         NOVAMETRIX MEDICAL SYSTEMS INC.
        (Exact name of small business issuer as specified in its charter)

                 Delaware                               06-0977422
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

Common Stock, $0.01 par value: 6,620,854 shares issued and outstanding as of March 1, 1996.

Transitional Small Business Disclosure Format (check one):

                               YES       NO   X
                                   -----    -----


                                  Page 1 of 15
                          Index to Exhibits at Page 13

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                      INDEX

                                                                             PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       Condensed Consolidated Statements of Income (Unaudited) -
         Quarters ended January 28, 1996 and January 29, 1995                  3
         Nine months ended January 28, 1996 and January 29, 1995               4

       Condensed Consolidated Balance Sheets (Unaudited) -
         January 28, 1996 and April 30, 1995                                   5

       Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Nine months ended January 28, 1996 and January 29, 1995               7

       Notes to Condensed Consolidated Financial Statements
         (Unaudited) - January 28, 1996                                        8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
            OF OPERATION                                                       9

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     11


SIGNATURES                                                                    12

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    QUARTER ENDED   QUARTER ENDED
                                                  JANUARY 28, 1996 JANUARY 29, 1995
                                                  ---------------- ----------------

Net sales                                            $6,245,318       $5,919,279

Costs and expenses:
  Cost of products sold                               2,774,054        2,655,720
  Research and product development                      654,316          609,812
  Selling, general and administrative                 2,223,644        2,193,105
  Interest                                               70,039           85,480
  Other expense                                          18,098           19,062
                                                     ----------       ----------
                                                      5,740,151        5,563,179

                                                     ----------       ----------
INCOME BEFORE INCOME TAXES                              505,167          356,100

Income taxes - current                                    8,000            7,000
                                                     ----------       ----------
NET INCOME                                           $  497,167       $  349,100
                                                     ==========       ==========


Per common share amounts:

  Primary                                            $      .06       $      .05
                                                     ==========       ==========
  Fully diluted                                      $      .06       $      .05
                                                     ==========       ==========

Average common shares outstanding:

  Primary                                             8,074,887        7,635,693

  Fully diluted                                       8,391,233        7,635,693


See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                NINE MONTHS ENDED NINE MONTHS ENDED
                                                JANUARY 28, 1996  JANUARY 29, 1995
                                                ----------------- -----------------
Net sales                                           $18,474,183      $17,438,186

Costs and expenses:
  Cost of products sold                               8,032,244        7,688,983
  Research and product development                    1,998,090        1,740,497
  Selling, general and administrative                 6,800,143        6,697,618
  Interest                                              219,571          291,285
  Other expense                                          57,837           65,365
                                                    -----------      -----------
                                                     17,107,885       16,483,748

                                                    -----------      -----------
INCOME BEFORE INCOME TAXES                            1,366,298          954,438

Income taxes - current                                   24,000           15,000
                                                    -----------      -----------
NET INCOME                                          $ 1,342,298      $   939,438
                                                    ===========      ===========


Per common share amounts:

  Primary                                           $       .17      $       .12
                                                    ===========      ===========
  Fully diluted                                     $       .16      $       .12
                                                    ===========      ===========

Average common shares outstanding:

  Primary                                             8,020,296        7,616,797

  Fully diluted                                       8,369,020        7,616,797


See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

  ASSETS                                        JANUARY 28, 1996   APRIL 30, 1995
  ------                                        ----------------   --------------
  CURRENT ASSETS

    Cash and cash equivalents                    $    276,951      $    272,033

    Accounts receivable, less
     allowance for losses of $250,000               5,897,369         5,247,171

    Inventories:
     Finished products                              1,282,852         1,247,541
     Work in process                                1,456,597         1,088,864
     Materials                                      2,933,111         2,595,455
                                                 ------------      ------------
                                                    5,672,560         4,931,860

    Prepaid expenses                                  116,821           106,440
                                                 ------------      ------------
    TOTAL CURRENT ASSETS                           11,963,701        10,557,504


  EQUIPMENT                                         6,058,696         5,736,892
    Accumulated depreciation (deduction)           (4,903,693)       (4,603,479)
                                                 ------------      ------------
                                                    1,155,003         1,133,413


  LICENSE, TECHNOLOGY, PATENTS AND OTHER            7,732,690         7,606,069
    Accumulated amortization (deduction)           (3,063,081)       (2,691,005)
                                                 ------------      ------------
                                                    4,669,609         4,915,064

                                                 ------------      ------------
                                                 $ 17,788,313      $ 16,605,981
                                                 ============      ============


See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

LIABILITIES AND SHAREHOLDERS' EQUITY                  JANUARY 28, 1996  APRIL 30, 1995
------------------------------------                  ----------------  --------------
CURRENT LIABILITIES
  Current portion long-term debt                       $  1,375,000     $    925,000
  Accounts payable                                        1,792,440        1,662,950
  Accrued expenses                                        1,242,277        1,557,798
                                                       ------------     ------------
   TOTAL CURRENT LIABILITIES                              4,409,717        4,145,748

LONG-TERM DEBT, less current portion                      1,708,333        2,308,333

REDEEMABLE PREFERRED STOCK, at
  redemption and liquidation value                        1,000,000        1,000,000

SHAREHOLDERS' EQUITY
  Preferred Stock, $1 par value,
    authorized 1,000,000 shares, 40,000 issued and
    outstanding at January 28, 1996 and 100,000
    issued and outstanding at April 30, 1995 (less
    40,000 shares redeemable), at liquidation value            --          1,500,000

  Common Stock, $.01 par value,
    authorized 20,000,000 shares,
    issued 6,926,792 at January 28, 1996
    and 6,136,533 at April 30, 1995,
    including 338,452 Treasury shares                        69,268           61,365

  Additional paid-in capital                             27,964,098       26,239,685

  Retained-earnings deficit                             (14,876,065)     (16,162,112)

  Treasury stock                                         (2,487,038)      (2,487,038)
                                                         ------------     ------------
                                                         10,670,263        9,151,900
                                                       ------------     ------------
                                                       $ 17,788,313     $ 16,605,981
                                                       ============     ============

See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         NINE MONTHS      NINE MONTHS
                                                            ENDED            ENDED
                                                      JANUARY 28, 1996 JANUARY 29, 1995
                                                      ---------------- ----------------
OPERATING ACTIVITIES
 Net income                                             $ 1,342,298     $   939,438
 Adjustments to reconcile net income
  to net cash provided by operating activities
    Depreciation                                            306,828         357,858
    Amortization                                            382,053         368,405
    Changes in operating assets and liabilities
       Increase in accounts receivable                     (650,198)       (618,893)
       Increase in inventories                             (740,700)       (266,066)
       (Increase) decrease in prepaid expenses              (10,381)        235,423
       Increase in accounts payable                         129,490         274,192
       (Decrease) increase in accrued expenses             (390,522)         14,994
                                                        -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   368,868       1,305,351

INVESTING ACTIVITIES
 Purchases of equipment                                    (328,418)       (434,362)
 Purchases of license, technology, patents and other       (136,598)       (743,848)

                                                        -----------     -----------
NET CASH USED BY INVESTING ACTIVITIES                      (465,016)     (1,178,210)

FINANCING ACTIVITIES
 Proceeds from borrowings                                   300,000       2,500,000
 Principal payments on borrowings                          (375,000)     (6,035,007)
 Principal payment on customer advance                                     (654,400)
 Dividends on Preferred Stock                               (56,250)        (56,250)
 Net proceeds from sales of Common Stock                    232,316       4,087,128

NET CASH PROVIDED (USED) BY FINANCING                   -----------     -----------
    ACTIVITIES                                              101,066        (158,529)

INCREASE (DECREASE) IN CASH                             -----------     -----------
    AND CASH EQUIVALENTS                                      4,918         (31,388)

Cash and cash equivalents at beginning of period            272,033         267,882
                                                        -----------     -----------
Cash and cash equivalents at end of period              $   276,951     $   236,494
                                                        ===========     ===========

See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                JANUARY 28, 1996


NOTE 1 -- BASIS OF PRESENTATION: The condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended January 28, 1996 are not necessarily indicative of the results that may be expected for the year ending April 28, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1995.

NOTE 2 -- PER SHARE AMOUNTS: Common stock equivalents consist of the Company's Preferred Stock, stock options, warrants and shares subscribed under the Company's Employee Stock Purchase Plan. The computation of dilutive common stock equivalents is based on the if-converted method for the Preferred Stock and on the treasury stock method for the other common stock equivalents using the average market price for the primary earnings per share computations and the higher of average or period-end market price for the fully diluted earnings per share computations.

NOTE 3 -- PREFERRED STOCK: There were 100,000 shares of Preferred Stock, Series B, outstanding at April 30, 1995. In December 1995, at the request of the holder of record, 60,000 of such shares were converted into 666,666 shares of the Company's Common Stock. The 40,000 shares of Preferred Stock which remain outstanding at January 28, 1996 are held by the Company's primary lender, redeemable by the Company under certain circumstances, convertible into 444,444 shares of the Company's Common Stock and stated at their redemption and liquidation value as "Redeemable Preferred Stock".

NOTE 4 -- COMMITMENTS AND CONTINGENCIES: In January 1996, the Company entered into a lease for a new facility currently under construction, which will house the Company's main plant and executive offices. This lease is to commence with the Company's expected occupancy on August 1, 1996 and has an initial term of 12 years at a base rate of $34,035 per month subject to adjustment in years six and eleven. This lease also contains an option to purchase after five years and is renewable for one five-year term. The lease on the Company's current main plant and offices expires on July 31, 1996.

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

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     Operating results for both the third quarter and the first nine months of Fiscal 1996 ended January 28, 1996 were improved compared to the quarter and nine months ended January 29, 1995. Net sales for the third quarter increased to approximately $6,245,000 compared to approximately $5,919,000 for the third quarter of the prior fiscal year. Net income increased by 42% to approximately $497,000 or $.06 per share compared to net income of approximately $349,000 or $.05 per share reported for the third quarter of the prior fiscal year. For the nine months ended January 28, 1996, net sales increased to approximately $18,474,000 compared to approximately $17,438,000 reported by the Company for the first nine months of the prior fiscal year. Net income increased by 43% to approximately $1,342,000 or $.17 per share on a primary basis ($.16 fully diluted) compared to net income of approximately $939,000 or $.12 per share (primary and fully diluted) reported for the first nine months of the prior fiscal year.

     Net sales increased by 6% when comparing both the quarter ended January 28, 1996 to the quarter ended January 29, 1995 and the nine months ended January 28, 1996 to the first nine months of the previous fiscal year. The increase for both the third quarter and nine-month comparisons was primarily due to the continued growth of international and OEM (Original Equipment Manufacturer) product sales. These increases were partially offset by a reduction in non-hospital product sales compared to the unusually high levels in the prior fiscal year.

     Cost of products sold as a percentage of net sales was 44.4% for the third quarter of the current fiscal year compared to 44.9% for the third quarter of the prior fiscal year ended January 29, 1995. For the nine months ended January 28, 1996 cost of products sold as a percentage of net sales improved to 43.5% compared to 44.1% for the nine months ended January 29, 1995. The improvement in cost of products sold as a percentage of net sales for both comparisons resulted primarily from favorable product mix compared to the corresponding periods of the prior fiscal year partially offset by the effects of higher international sales. The Company's on-going attention to product cost improvements is expected to continue to have a favorable impact on margins.

     Research and product development ("R & D") expenses increased by approximately $45,000 or 7% for the quarter ended January 28, 1996 compared to the corresponding period of the prior fiscal year, and increased by approximately $258,000 or 15% when comparing the nine months ended January 28, 1996 to the first nine months of the prior fiscal year. For both the three- and nine-month comparisons, the increase was primarily due to higher levels of salaries and related fringe benefits and increased outside professional services, partially offset by reduced spending for R & D materials compared to the prior year. The Company expects to maintain its current R & D spending levels of approximately 10% of net sales on a going forward basis to continue to enhance its competitive position.

     Selling, general and administrative ("S,G&A") expenses increased by approximately $31,000 or 1% for the third quarter ended January 28, 1996 compared to the third quarter of the prior fiscal year and increased by approximately $103,000 or 2% when comparing the nine months ended January 28, 1996 to the nine months ended January 29, 1995. The increases in S,G&A for both the three- and nine-month comparisons resulted primarily from higher salaries and benefits, legal and financial costs and insurance costs. International selling expenses, which increased as a result of costs associated with additional sales personnel and higher sales levels, accounted for the majority of the increase in S,G&A for both the quarterly and nine-month comparisons. Administrative recruitment fees and general insurance expenses, offset by lower domestic selling, marketing and service expenses, accounted for the balance of the S,G&A expense increase when comparing the nine months ended January 28, 1996 to the first nine months of the prior fiscal year.

     Interest expense decreased by approximately $15,000 or 18% for the quarter ended January 28, 1996 and decreased by approximately $72,000 or 25% for the nine months ended January 28, 1996 compared to the corresponding periods of the prior fiscal year. The improvement for the quarterly comparison resulted from reduced bank debt levels primarily as a result of scheduled principal payments. The improvement shown in the nine month comparisons also reflects the favorable impact of the Company's public offering consummated in June 1994, the proceeds of which were used to reduce bank debt.

     The Company's backlog of firm orders aggregated approximately $3,798,000 as of January 28, 1996 compared to approximately $3,994,000 as of April 30, 1995. Except for orders pursuant to long-term OEM agreements, the Company traditionally ships its products on a current basis. As such, the Company does not consider its backlog at any time to be a meaningful indicator of future sales.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company had working capital of approximately $7,554,000 at January 28, 1996 compared to working capital of approximately $6,412,000 at April 30, 1995. The Company's current ratio increased to 2.7 to 1 at January 28, 1996 compared to 2.5 to 1 at April 30, 1995 primarily as a result of the Company's continued improvement in operating results. The Company had additional borrowing capacity of over $1,000,000 available for working capital needs under its revolving credit facility at both January 28, 1996 and April 30, 1995.

     Approximately $369,000 of cash was provided by operations for the nine months ended January 28, 1996. This resulted from favorable operating results for the first three quarters which were partially offset by higher inventory levels of approximately $741,000, higher accounts receivable levels of approximately $650,000 and decreased accrued expense levels of approximately $391,000. These working capital requirements resulted in a $300,000 increase in the balance outstanding against the revolving credit facility during the third quarter. This temporary increase is expected to be repaid in the fourth quarter as cash flow from operations is expected to exceed scheduled debt service requirements and planned investing activities for the quarter.

     Further, management believes that the cash provided by operations combined with the availability of funds under the revolving credit agreement will support its planned rate of growth for the next year, and that additional funds, if required, will be available from other sources on commercially reasonable terms. In addition, the Company has approximately $5,600,000 of additional net proceeds that it could potentially realize upon exercise of the Class A and Class B Warrants issued in June 1994, which are redeemable by the Company under specified conditions.

                           PART II- OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

               (a) Exhibits: The exhibits required to be filed as part of the Quarterly Report on Form 10-QSB are listed in the attached Index to Exhibits.

               (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended January 28, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NOVAMETRIX MEDICAL SYSTEMS INC.




        Dated:    March 11, 1996            /s/WILLIAM J. LACOURCIERE
                                            ------------------------------
                                               William J. Lacourciere
                                               Chairman of the Board,
                                               President and
                                               Chief Executive Officer



        Dated:    March 11, 1996            /s/JOSEPH A. VINCENT
                                            ------------------------------
                                               Joseph A. Vincent
                                               Vice President Finance,
                                               Chief Financial Officer and
                                               Principal Accounting Officer

                                INDEX TO EXHIBITS

                                                                           PAGE

          11   Statement Re:  Computation of Per Share Earnings             14

          27   Financial Data Schedule                                      15