Form 10KSB
period 1996-04-28
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1996-07-29
CIK 310450

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended April 28, 1996


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to _____________

                         Commission file number 20-8969
                                                -------

                        NOVAMETRIX MEDICAL SYSTEMS INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                                06-0977422
- -------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


One Barnes Industrial Park Road
Wallingford, Connecticut                                                06492
- ---------------------------------------                             ------------
(Address of principal executive offices)                             (Zip Code)

                                  203-265-7701
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:


                                                        Name of each exchange
         Title of each class                             on which registered
         -------------------                            ---------------------

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
Yes   X    No
   -------   -------

                 Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                              Page 1 of     pages
                                        ---
                           Exhibit Index at page   .
                                                 --

                 State issuer's revenues for its most recent fiscal year. $25,274,168

                 State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                 Aggregate market value
                 as of June 28, 1996 ..............$36,492,548

                 State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Common Stock, $.01 par value,
                 as of June 28, 1996 ................6,647,512 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

                 List hereunder the documents, all or portions of which are incorporated by reference herein, and the Part of the Form 10-KSB into which the document is incorporated:

                 None.

ITEM 1.  BUSINESS.

GENERAL

         Organized in 1978, the Company is engaged in the business of designing, developing, manufacturing and marketing monitors and sensors which provide continuous and non-invasive measurements of a patient's blood gas levels (oxygen and carbon dioxide) and respiratory mechanics (lung pressure, flow and volume). The Company's current product line consists of the following:

         o Capnographs -- monitors which measure the level of exhaled carbon dioxide.

         o Pulse Oximeters -- monitors which measure arterial blood oxygen saturation levels and pulse rates.

         o Transcutaneous Blood Gas Monitors -- monitors which measure oxygen and carbon dioxide levels through the skin.

         o Respiratory Mechanics Monitor -- a monitor which measures pressure, flow and volume in a patient's airway and lungs.

         o Reusable and disposable sensors and adapters, related accessories and replacement parts.


BLOOD GAS MONITORS

         Levels of oxygen and carbon dioxide in the blood are important indicators of the condition of critically ill or injured patients. These levels are particularly important to doctors, nurses, therapists and other clinicians during anesthesia in the operating room, the assessment of a patient in the emergency room, the monitoring of a patient in the intensive care unit and recovery room and throughout respiratory care applications. Healthy people have a normal range of oxygen and carbon dioxide levels in their blood, lungs and other tissue. Also, depending on a person's size and age, there is a range of normal airway and lung pressure, flow and volume levels. By continuously monitoring these ranges, a change in a patient's status can be detected at an early stage and modified before serious deterioration in a patient's condition occurs. In addition, if a patient's blood gas levels or respiratory mechanics are outside their normal ranges, continuous monitoring provides healthcare professionals with important information concerning the progress of the medical treatment undertaken to bring them back within normal ranges.

         Previously, the only methods of determining the body's oxygen and carbon dioxide levels involved invasive techniques of withdrawing blood samples from a patient's artery and waiting for laboratory analysis of the samples.
The Company's products offer healthcare providers the alternative of non-invasive, continuous and immediate measurement of oxygen and carbon dioxide. The Company's blood gas monitoring products utilize three different technologies, each of which is suitable for different applications.

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

         The Company has two bedside capnographs which are portable devices: the CAPNOGARD(TM), a lightweight capnograph

(measuring approximately 3" high, 9" wide and 8" deep, and weighing 8 pounds), and the CO2SMO(TM), a combined capnograph and pulse oximeter which is the same size as the CAPNOGARD(TM). These "mainstream" (on the airway) capnographs are designed to take measurements at the patient's airway through infrared measurement as compared to "sidestream" measurements of exhaled breath which involves the drawing of samples through tubes connected to bedside monitors and are susceptible to moisture and other secretion contaminants. Both models utilize a new generation, durable and solid-state sensor developed by the Company. These monitors also permit sampling on non-intubated patients. The CAPNOGARD(TM) has a list sales price of approximately $7,500 and the CO2SMO(TM) has a list sales price of approximately $9,500.

         PULSE OXIMETERS. The Company's pulse oximeters provide a continuous and non-invasive measurement and display of pulse rate and arterial blood oxygen saturation through the detection and measurement of infrared light absorbed by hemoglobin in the blood. Reusable finger and multi-position sensors (Y-Sensor(TM)) are available for adult, pediatric and neonatal applications and eliminate the use of costly disposable sensors. Pulse oximeters have been clinically demonstrated as safe, accurate and cost-effective for the determination and trending of levels of blood oxygen saturation and pulse rates. Applications for these monitors are widespread since the level of oxygen in a patient's blood can be as important a vital sign of a patient's condition as the patient's temperature, blood pressure, respiratory rate and electrocardiogram. Pulse oximetry is used in many departments of the hospital, including the operating room by anesthesiologists, emergency rooms and intensive care units by nurses and respiratory therapists and neonatal intensive care units by neonatologists. Additional applications include inter- and intra-hospital transport situations and clinical applications in surgical centers, doctors' offices and clinics during outpatient procedures.

         The Company has a family of pulse oximeters designed to meet the individual needs of clinicians in a variety of settings. Each oximeter utilizes the Company's reusable Superbright(TM) sensors, which provide safe and accurate results on all types of patients, including neonates (an infant less than 28 days old) and poorly perfused patients (patients with insufficient blood flow). The Company's full-featured oximeter, the OXYPLETH(TM) provides high visibility of the plethysmographic waveform (a graphic display of arterial pulse, also known as a plethysmogram) through the use of digital technology combined with advanced software developed by the Company. The Model 515B (and Model 515C with plethysmogram) pulse oximeters utilize the same basic technology and software as our more expensive model to provide the same oxygen saturation and pulse rate information but with fewer available added features.

         This family of pulse oximeters also includes a battery operated handheld pulse oximeter, the SP02TX(TM). Measuring approximately 6" high, 4" wide and 1 1/2" deep and weighing less than 1 pound, this monitor's lightweight design and portability permits wide applications such as use in emergency transport situations, doctors' offices, clinics during outpatient procedures and performance of spot checks on patients in all areas of the hospital.

         The Oxypleth has a list sales price of approximately $3,000. The Model 515B, Model 515C and SP02TX(TM) have list sales prices of approximately $2,000, $2,200 and $1,000, respectively.

         TRANSCUTANEOUS BLOOD GAS MONITORS. The Company's transcutaneous (through the skin) blood gas monitor provides continuous and non-invasive measurements of oxygen and carbon dioxide levels in the skin tissue of patients. This monitor utilizes dual parameter sensors attached to the patient's skin surface to measure the amount of oxygen and carbon dioxide diffusing through the skin. Based upon the magnitude of the diffusion of the blood gas molecules, the monitor converts the sensor readings into a value corresponding to the oxygen or carbon dioxide at the patient's skin surface and displays the information on the monitor. Premature and other critically ill newborn infants are the primary patients who benefit from the use of transcutaneous monitoring. In view of their limited blood supply, frequent invasive blood sampling has been recognized as traumatic and unsatisfactory for these patients. The Company intends to continue to develop and enhance its transcutaneous blood gas monitor for neonatal and adult use in intensive care and vascular medicine applications.

         The Company's Model 840 transcutaneous monitor utilizes a simple menu-driven system which takes the user through automatic calibration procedures, histogram (graphical representation of data collected over time) and printout options. This monitor, which features a bright, easy-to-read, vacuum fluorescent digital display ("VFD") has a list sales price of approximately $6,500 to $8,500 depending on its configuration.

RESPIRATORY MECHANICS MONITOR

         The Company's respiratory mechanics monitor, the VenTrak(TM) Model 1550, provides continuous and non-invasive measurements of the pressure, flow and volume in a patient's airway, as well as measurements of other pulmonary mechanics parameters. Optimal carbon dioxide elimination and arterial oxygenation during mechanical ventilation require the clinical management of the pressure, flow and volume of airway gases being administered. Applications for this monitor include the clinical management of the proper pressure and flow of airway gases being delivered to a ventilated patient's lungs, allowing therapists to wean a patient from expensive mechanical ventilation to spontaneous breathing at the clinically appropriate and most cost-effective time. The Model 1550, when combined with Novametrix's capnography and airway flow monitoring technologies, provides continuous measurements of pulmonary dead space and carbon dioxide production (SBCO2 - single breath CO2). The Company believes that deadspace and CO2 production are parameters that have, heretofore, been unavailable in a bedside monitor. The real-time knowledge of pulmonary deadspace, the portion of a patient's lungs which do not participate in gas exchange, concurrently with CO2 production, the volume of CO2 exhaled by the patient, and the impact of each parameter by ventilator changes, provides the bedside clinician with very important feedback to optimize the patient's care. Thus, use of the Model 1550 enhances patient care by minimizing the trauma, length of stay and the costs associated with mechanical ventilation.

         Respiratory therapy and critical care departments with patients requiring mechanical ventilation represent the primary users of the Company's respiratory mechanics monitor.

         The VenTrak(TM) monitor (excluding the capnograph) has a list sales price of approximately $9,400 to $13,000 depending on its configuration.

         The Company also maintains the exclusive rights for the commercial manufacture and marketing of a family of disposable airway flow sensors. This patented technology provides the Company with lower manufacturing costs than previous types of flow sensors and improves the accuracy of information currently obtainable from these monitors.


SALES, MARKETING AND CUSTOMERS

         The Company markets its products domestically and internationally directly through salespersons and outside distributors to its customers, most of which are hospitals. All of the Company's blood gas and respiratory mechanics products are marketed primarily to hospitals for use in operating rooms, emergency rooms, intensive care units, respiratory therapy departments, transport situations and in other departments where critically ill or injured patients require monitoring. The Company expects to further increase its marketing efforts to physician groups and other healthcare facilities such as nursing homes, surgical centers and outpatient clinics through the use of manufacturers' representatives experienced in these marketplaces.

         The Company also markets its products directly to original equipment manufacturers (OEM's) which incorporate certain of the Company's products and technologies in the manufacture of their own multi-parameter systems, ventilators and other non-competing products. Generally, the Company sells its products to OEM customers pursuant to long-term contracts which, in certain cases, provide for the purchase of minimum quantities of products at specified prices. The Company assembles the products to be sold to OEM customers and, generally, also agrees to provide maintenance and replacement parts. The Company continues to seek new agreements with other OEM customers and additional agreements for other products with its current customers. To fully support this effort, the Company hired an OEM Sales and Marketing Manager during Fiscal 1996. There can be no assurance however that the Company will be successful in obtaining other long-term OEM contracts.

         The Company employs a 17-person direct United States sales force and also utilizes six outside distributors in the United States to sell its products. Typically, these distributors sell other medical instruments and products, but do not sell products which compete directly with those offered by the Company.

         Internationally, the Company currently employs six sales and marketing managers and has approximately 85 outside international distributors. The Company markets its products in over 75 countries worldwide. The Company's international net sales of products and services constituted 45%, 39% and 35% of the Company's total net sales during Fiscal 1996, 1995 and 1994, respectively. The Company is engaged in continuing efforts to improve and expand the international distribution of its products and expects international sales to continue to constitute a significant portion of the Company's total net sales.

         Many of the countries into which the Company sells its products require governmental approval for the sale of the Company's medical instruments. In most countries which require approval, the approval process is shorter than that in the United States and, generally, the Company shares the costs associated with the approval process with its international distributors. The Company believes it has all necessary approvals to sell the products which it currently distributes internationally.

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

         No customer accounted for more than 10% of the Company's net sales in Fiscal 1996, 1995 or 1994.

         Advertising of the Company's products consists primarily of displays at medical meetings and trade shows. The Company also advertises in trade journals and periodicals and cooperates in the publication of technical papers written by medical authorities in areas relating to the Company's products.

RESEARCH AND DEVELOPMENT

         The Company's research and development activities are devoted to the design and development of new monitor and sensor technologies and to the development and enhancement of its existing products. The Company anticipates offering new products in the future, however there can be no assurance that the Company will introduce new products in successive fiscal years. With the advent of managed care and continuing healthcare cost containment efforts, these research and development activities are focused on providing technology and related products which measure and record medically necessary information in a safe and cost-effective manner.

         The Company's research and development activities presently are, and during the foreseeable future are expected to be, devoted primarily to the development and enhancement of the Company's existing products and technologies and to the design and development of new products. For Fiscal 1996, 1995 and 1994, the Company incurred aggregate expenses of approximately $7,087,000 for these activities. Approximately $2,714,000 was attributable to Fiscal 1996, approximately $2,419,000 to Fiscal 1995 and approximately $1,954,000 to Fiscal 1994. All of the Company's research and development activities are sponsored by the Company.

         The Company's Cascadia Technology Division, located in Redmond, Washington, is principally engaged in research and development. The research and development portion of expenses related to this division are included in the amounts stated in the preceding paragraph.

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

BACKLOG

         Except for orders pursuant to long-term OEM agreements, the Company ships its products on a current basis and substantially all of the product backlog at April 28, 1996 is expected to be shipped within its normal operating cycle. As such, the Company does not consider its backlog to be a meaningful indicator of future sales.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

         The Company holds 23 U.S. patents and has pending applications for five additional U.S. patents. The Company's patents primarily cover its capnography and flow technologies which the Company believes provide it with a competitive advantage in the marketplace. Although the Company holds patents and has patents pending related to certain of the Company's products, the Company does not believe that its business as a whole is or will be materially dependent upon patent protection of these products. However, the Company will continue to seek patents as it deems advisable to protect its research and development and the market for its products.

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

         The Company is the owner of approximately 25 trademarks in the United States including, Novametrix(R), CAPNOGARD(TM), CO2SMO(TM), Y-Sensor(TM), SPO2TX(TM), OXYPLETH(TM), SuperBright(TM), VenTrak(TM) and PNEUMOGARD(R).

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

         While continuous, non-invasive blood gas monitors are presently available from several of the Company's competitors, the Company believes that its continuous, non-invasive blood gas monitors provide advantages over currently available competing products in terms of accuracy, reliability and versatility. The Company believes its respiratory mechanics monitors also compare favorably with competitive models in terms of accuracy of measurement and reliability of service. Additionally, the Company feels that what it believes to be the technological superiority in size, performance, reliability and durability of its products provides it with a competitive advantage.

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

         Although all of the Company's competitors do not market all of the products which the Company markets, the Company estimates that it competes with at least ten competitors. Such competitors vary in size from those which are smaller than the Company to divisions or subsidiaries of multinational corporations. There can be no assurance that the Company will be able to compete successfully with its competitors, some of which also have extensive production facilities, well-established marketing and service organizations and recognized reputations in the electronic medical instrumentation industry and also have far greater financial resources than the Company has or will have in the foreseeable future.

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

         Certain of the Company's products are "devices" within the meaning of a 1976 amendment to the Federal Food, Drug and Cosmetics Act. Under the amendment, a manufacturer must obtain approval by the United States Food and Drug Administration ("FDA") of certain new devices before they can be marketed in the United States. The approval process requires that the safety and efficacy of such devices be demonstrated by the manufacturer to the FDA and for ISO 9001. Under certain circumstances, the cost of obtaining such pre-marketing approval may be high and the process lengthy, and no assurance can be given that approval will be obtained. All of the products currently marketed domestically by the Company requiring pre-marketing approval from the FDA have been so approved.

         In the future, certain other classes of medical devices may be required to comply with industry-wide performance standards with respect to safety and efficacy when these standards are promulgated by the FDA. The FDA has not yet developed industry-wide performance standards with respect to the safety and effectiveness of those products manufactured by the Company which would be subject to such standards. When and if these standards are adopted, the Company will be required to submit data demonstrating compliance with the standards (during which period the Company may be permitted to continue to market products which have previously been approved by the FDA).

         There can be no assurance that the Company's products will comply with the applicable industry-wide performance standards when and if adopted or that the Company will receive the requisite approvals to market any of its future products. Any failure to receive approvals or non-compliance with performance standards would have a material adverse effect on the Company's business and financial position.

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

         Various countries in which the Company markets its products have regulatory agencies which perform functions comparable to those of the FDA. Compliance to international standards is a growing factor in conducting business in such markets. Novametrix is in the process of obtaining ISO 9001 certification. The Company also labels its products, as permitted, with the CE mark to meet recently enacted European requirements. To date, foreign regulations have not adversely affected the Company's business, however there can be no assurance that any such regulations will not have a material adverse effect on the Company's business and financial condition in the future.

         In the United States, the move toward managed care has already had a major impact on the healthcare industry by accelerating the trend toward shorter hospital stays and the use of outpatient facilities rather than hospitalization and lowering annual cost increases for healthcare spending. Additional cost saving changes could further impact hospitals, clinics and other healthcare providers, which form the Company's customer base. These possible changes could potentially reduce or further delay capital expenditures by these providers, and could change the users and markets for the Company's products. However, the acute care portion of a hospital (including the operating room and intensive care unit) which is a significant market for the Company's products should not be greatly affected by the trend toward the use of outpatient facilities as such outpatient facilities generally care for patients who are not critically ill. In addition, the trend toward managed competition may improve sales of certain of the Company's non-disposable products which provide substantial cost savings compared to similar disposable products sold by its competitors, and may also improve sales of other Company products that improve patient throughput and thereby result in shorter hospital stays.

         Although the trend toward managed competition may have a positive impact on the Company's business by providing increased coverage for medical procedures utilizing the Company's products, thereby increasing demand for the Company's products, it is not possible at this time to predict what, if any, further changes in healthcare will occur.

EMPLOYEES

         As of April 28, 1996, the Company had a total of 181 full-time employees, consisting of 73 production personnel, 36 research and development personnel, 57 sales, marketing and service personnel and 15 administrative, managerial and financial personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

         Certain information with respect to the executive officers and directors of the Registrant is set forth below:

                                            Positions
Name                                       with the Company                                     Age
- ----                                       ----------------                                     ---
William J. Lacourciere                     Chairman of the Board,                                56
                                           President, Chief Executive Officer
                                           and Director (Class C)
Joseph A. Vincent                          Vice President                                        44
                                           Finance, Chief Financial Officer,
                                           Treasurer, Secretary and Director
                                           (Class A)
Leslie E. Mace                             Vice President                                        50
                                           Engineering
Thomas M. Haythe                           Director (Class C)                                    56
Michael J. Needham                         Director (Class A)                                    55
Photios T. Paulson                         Director (Class B)                                    57
Steven J. Shulman                          Director (Class B)                                    44


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

         Joseph A. Vincent, CMA has been Vice President Finance of the Company since August 1991, Treasurer since February 1991 and Chief Financial Officer and Secretary since April 1990. He served as Controller from September 1984 to April 1990. Mr. Vincent held various positions with Picker International, Inc. (a manufacturer of medical diagnostic instruments and supplies) from August 1974 until he joined the Company in August 1983. Mr. Vincent has been a director of the Company since February 1994.

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

         Thomas M. Haythe has been a director of the Company since March 1978. He has been a partner at the law firm of Haythe & Curley since prior to 1989. Mr. Haythe also serves as a director of Isomedix Inc., a provider of commercial sterilization services, Guest Supply, Inc., a provider of hotel guest room amenities and accessories, Westerbeke Corporation, a manufacturer of marine engine products, Ramsay Health Care, Inc., a provider of psychiatric healthcare services, and Ramsay Managed Care, Inc., a provider of managed mental healthcare services.

         Michael J. Needham has been a director of the Company since August 1990, and was previously a director of the Company from January 1980 to November 1989. Mr. Needham has served as Chairman and Chief Executive Officer of SimEx Inc., a designer of entertainment attractions, since March 1991. Mr. Needham previously served as President of Helix Investments Limited, a venture capital fund, from prior to 1989 until February 1991.

         Photios T. Paulson has been a director of the Company since July 1992. Mr. Paulson has served as Vice President of bioAlliance, SA, a privately-held French holding company, since January 1995, Chairman of bioMerieux Vitek Inc., a manufacturer of clinical diagnostic systems, since July 1991 and as Senior Adviser-Health Care Industry and International

Investment Banking for Prudential Securities Inc. since prior to 1989.

         Steven J. Shulman has been a director of the Company since November 1993. Mr. Shulman has served as President, Pharmacy & Disease Management Group of Value Health, Inc., a provider of specialty managed care programs since November 1995, and as a director of Value Health, Inc. since April 1991. Mr. Shulman previously served as Executive Vice President from April 1991 until September 1993, and Senior Vice President from prior to 1989 until September 1993 of Value Health, Inc. From October 1990 through April 1991 he also served as the acting President and Chief Executive Officer of American PsychManagement, Inc. a wholly-owned subsidiary of Value Health, Inc. Prior to 1989, Mr. Shulman held various managerial positions at CIGNA Healthplan, Inc., a provider of group life and health insurance, including managed care products. Mr. Shulman is also a director of Ramsay Health Care, Inc., a provider of psychiatric healthcare services.

        Steven J. Shulman resigned as a Class A Director of the Company effective May 20, 1996 and was elected as a Class B Director of the Company effective May 20, 1996, to serve until the next election of Class B Directors and until his successor has been duly elected and qualified.

ITEM 2.  PROPERTIES.

         The Company's main plant and executive offices are currently located at One Barnes Industrial Park Road, Wallingford, Connecticut, where the Company occupies 30,000 square feet of office space under an extension to a five- year lease which expires in July 1996 and provided for minimum annual rental payments of $150,000. The Company will continue to occupy the space on a month-to-month basis until it relocates to a new building under construction at 56 Carpenter Lane, Wallingford, Connecticut. The new facilities are scheduled to be completed during August 1996, are comprised of approximately 53,000 square feet of office and production space, and will be occupied under a twelve year lease expiring August 2008. The lease provides for minimum annual rental payments of $408,425, contains one five-year renewal option, and an option to purchase after the commencement of the sixth year of the lease. In addition, the lease requires the Company to pay for repairs, property taxes and insurance related to this facility. The Company also rents approximately 6,000 square feet of warehouse space at an adjacent site in Wallingford, Connecticut on a month-to-month basis, with monthly payments of $2,000. The Company expects that such space will not be required upon the relocation to its new facilities.

         In addition, the Company leases a building in Redmond, Washington under a three-year lease expiring March 1997, comprising approximately 7,000 square feet of space utilized for research and development and manufacturing support. The lease provides for minimum annual rental payments of approximately $53,000 per year, plus taxes, insurance and other expenses.

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

         See also "Patents, Trademarks and Proprietary Rights" and "Products Liability and Insurance Coverage" under "Item 1. Business."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

                 The Common Stock trades on the Nasdaq Stock Market under the symbol "NMTX". The following table sets forth the range of high and low sales prices per share for the Common Stock for Fiscal 1995 and 1996.

                                                                                High Sale    Low Sale
                                                                                ---------    --------
FISCAL 1995
 First Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $5 5/8      $4
 Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7 3/8       5 1/8
 Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5 5/8       3 7/8
 Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5 3/8       4

FISCAL 1996
 First Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $6 1/4      $5
 Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5 1/2       4 5/8
 Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8           4 5/8
 Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7 3/4       5 1/2



         On July 19, 1996, the last sale price of the Common Stock as reported on the Nasdaq Stock Market was $5 3/4.

         As of July 19, 1996, there were approximately 894 record holders of the Common Stock. No dividends have been declared on the Common Stock since the Company was organized. In addition, a loan agreement and a securities purchase agreement to which the Company is a party and the Company's Certificate of Designation of Series B Preferred Stock contain, among other provisions, various covenants restricting the Company's ability to pay cash dividends to holders of the Common Stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

YEAR ENDED APRIL 28, 1996 COMPARED TO YEAR ENDED APRIL 30, 1995

         Net sales increased by approximately $1.2 million or 5% to approximately $25.3 million for the fiscal year ended April 28, 1996 as compared to net sales of approximately $24.0 million for the fiscal year ended April 30, 1995. International sales grew by 17% for Fiscal 1996 while sales to OEM (Original Equipment Manufacturers) customers increased by 24% as the Company expanded its OEM customer base. While product sales to our domestic hospital markets were approximately 6% higher for Fiscal 1996, overall domestic sales decreased by approximately 8% due to reduced sales of the Company's products in the non-hospital markets. The Company anticipates improvement in both hospital and non- hospital sales in the next fiscal year as a result of strategic distribution enhancements recently implemented as part of the Company's Fiscal 1997 business plan.

         Cost of sales as a percentage of net sales improved to 43% for Fiscal 1996 from 44% for the prior fiscal year primarily due to favorable product mix. Improved margins on international sales were partially offset by relatively modest percentage increases in domestic hospital product cost of sales. The Company is continuing its efforts to reduce costs as a percentage of net sales and expects new product development programs, product quality enhancements and other cost reduction efforts to contribute to these efforts.

         Research and Product Development ("R&D") expenses increased by 12% or approximately $295,000 to $2,714,000 during Fiscal 1996 as compared to $2,419,000 for Fiscal 1995. The increase resulted primarily from higher levels of salaries and related fringe benefits and outside professional services incurred in conjunction with the Company's expanded product development efforts, which were partially offset by reductions in engineering supplies and materials. The Company expects its R&D spending to continue to approximate 10% of net sales for Fiscal 1997.

         Selling, General and Administrative ("S,G&A") expenses increased by approximately 2% to $9,137,000 for Fiscal 1996 as compared to $8,978,000 for Fiscal 1995. Increased selling expenses associated with higher levels of sales, particularly in the international area, were partially offset by reduced marketing expenses. Increased salaries and related fringe benefits in the marketing area were offset by decreased outside professional services. General and Administrative expenses increased nearly 8% during Fiscal 1996 primarily as a result of increased legal, external reporting and recruitment expenses.

         Interest expense during Fiscal 1996 decreased by 23% as a result of lower debt levels primarily associated with the Company's public offering consummated during the first quarter of Fiscal 1995 (June 1994), and scheduled principal payments.

         Current income tax expense of $40,000 for Fiscal 1996 was unchanged from Fiscal 1995 and was calculated on an alternative minimum tax basis after utilizing a portion of the Company's net operating loss carryforwards. In 1995 and prior years, the Company maintained a valuation allowance for the total amount of net deferred tax assets related to tax credit carryforwards, net operating loss carryforwards and temporary timing differences since management believed that it was uncertain whether the tax benefits associated with these assets would ultimately be realized.
Because of the continued improvement in the performance of the Company in 1996, management believes that it is more likely than not that a portion of these benefits will be realized and, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, has reduced the valuation allowance and recognized a benefit of $1,020,000 in the 1996 financial statements. Management will continue to evaluate whether further reductions in the valuation allowance are warranted based on future operating performance and other relevant factors.

YEAR ENDED APRIL 30, 1995 COMPARED TO YEAR ENDED MAY 1, 1994

         Net sales increased by 16% to approximately $24.0 million in Fiscal 1995 compared to net sales of approximately $20.8 million in Fiscal 1994. International revenue growth of 28% was the largest single contributing factor. Sales of sensors and electronics to OEM customers who utilize our technology in their systems, were responsible for approximately $1.4 million of the growth in overall sales revenues. Sales to domestic markets were 2 percent lower than sales to these markets recorded in Fiscal 1994. The Company expected continued improvement in international and OEM sales levels in Fiscal 1996, and domestic sales were also expected to strengthen as the result of strategic changes implemented in the domestic sales effort.

         Cost of sales as a percentage of net sales increased from 43% to 44% when comparing Fiscal 1995 to Fiscal 1994, primarily due to the higher international content of net sales reported. On-going quality and cost reduction efforts, with significant contributions from both the manufacturing and new product development areas, were expected to minimize any potential impact on margins due to the continued growth of international sales as a percentage of overall revenues.

         R&D expenses increased by 24% to approximately $2,419,000 compared to $1,954,000 reported in Fiscal 1994. This increase of almost $465,000 resulted primarily from higher levels of salaries and related fringe benefit costs, supplies, and outside services associated with increased product development efforts. Costs associated with providing new OEM customers with technical development assistance, and increased depreciation expense associated with higher levels of assets, also contributed to the year-to-year increase.

         S,G&A expenses increased by 5% when comparing Fiscal 1995 expenses to Fiscal 1994 expenses. Selling, marketing and service related administrative costs accounted for 3% of the overall S,G&A increase as the result of increased international selling expenses associated with the higher levels of sales activities abroad, partially offset by a reduction in domestic selling and marketing expenses. General and Administrative expenses accounted for the remaining 2% due to increased accounting and reporting fees, and higher insurance costs. The Company expected to commit additional resources toward enhancing domestic hospital and non-hospital revenues in Fiscal 1996, as well as supporting the increases in international sales activities.

         Interest expense in Fiscal 1995 decreased by 46% compared to Fiscal 1994 due to significantly lower debt levels as the result of the public offering consummated in June 1994. Scheduled principal payments during Fiscal 1995 also contributed to the lower debt levels, and were expected to continue to have a positive impact on interest expenses in Fiscal 1996.

         Other expense (income), net, exclusive of the favorable $140,000 settlement of a contractual dispute in Fiscal 1994, increased by approximately $9,000 compared to Fiscal 1994.

         Income tax expense of $40,000 for Fiscal 1995 resulted from higher taxable income levels compared to the prior year and was calculated on an alternative minimum tax method after the utilization of a portion of the Company's net operating loss carryforwards.

LIQUIDITY AND SOURCES OF CAPITAL

         The Company requires sufficient liquidity to source its working capital needs which are primarily inventory, accounts receivable and debt service. Cash flow from operations is the principal source of the Company's working capital. The Company also has available borrowing under its revolving credit facility to cover periodic fluctuations in its working capital requirements and further, believes that additional funds, if required, could be obtained from various sources on commercially reasonable terms. In addition, the Company has approximately $5,600,000 of additional net proceeds that may be realized upon the exercise of both Class A and Class B Warrants issued in June

1994, which are redeemable by the Company under specified conditions.

         At April 28, 1996, the Company had working capital of approximately $8,364,000 and a current ratio of 3.1 to 1 compared to approximately $6,400,000 and 2.5 to 1, respectively, at April 30, 1995. Approximately $300,000 of the increase in working capital pertains to the current portion of deferred income taxes while the balance is primarily related to increased levels of inventory and accounts receivable.

         The Company's operating activities provided net cash of approximately $1,000,000 during Fiscal 1996 as compared to approximately $1,900,000 during Fiscal 1995. Increases in net income of approximately $456,000 before depreciation, amortization and deferred income tax benefits of $1,020,000, were offset by increases in inventory and accounts receivable and decreases in accounts payable and accrued expenses.

         As of April 28, 1996, the Company had additional borrowing capacity of approximately $1,525,000 under its revolving credit facility. In addition, the warrants associated with the public offering are callable by the Company, 50% after December 8, 1995 and 50% after December 8, 1996, in each case if the common stock price of the Company exceeds specified levels. The Company believes that cash from operations will be sufficient to fund cash requirements for Fiscal 1997.

IMPACT OF INFLATION

         The rate of inflation continues to have a marginal impact on the operations of the Company. While management routinely assesses the possible effects of inflation with respect to the Company's future business plans, the rate of inflation is not expected to have a material impact upon the growth of the Company during Fiscal 1997.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information with respect to the Company's executive officers and directors is contained in Part I under "Item 1. Business - Executive Officers and Directors of the Registrant" and is incorporated herein by reference.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) reports they file.

         The Company notes that during the fiscal year ended April 28, 1996 Mr. Paulson failed to report two purchase transactions, which transactions were reported to the Commission on Form 5, and Mr. Needham failed to report one purchase transaction, which transaction was reported to the Commission on Form
5. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations from certain persons that no other reports were required, except as provided above, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with.


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information for the fiscal years ended April 28, 1996, April 30, 1995 and May 1, 1994 concerning the compensation of the Company's Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended April 28, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                          Long Term
                                                                         Compensation
                                             Annual Compensation            Awards
                                         -------------------------    ------------------
 Name and                      Fiscal                                                          All Other
 Principal Position             Year       Salary          Bonus      Stock Options (#)    Compensation (1)
 ------------------             ----       ------          -----      -----------------    -----------------
 William J. Lacourciere         1996     $200,000        $15,000                  0               $4,511
   Chairman of the Board,       1995      200,000         25,000             30,000                4,478
   President and Chief          1994      166,346              0                  0                3,126
   Executive Officer


 Joseph A. Vincent              1996      104,904         10,000                  0                3,141
   Chief Financial Officer,     1995      100,000         15,000             20,000                2,651
   Vice President               1994      100,000              0                  0                1,916
   Finance, Treasurer and
   Secretary

- ----------------

(1) Includes contributions made by the Company on behalf of the named executive officers to the ESOP, the Company's 401(k) Plan and a term life insurance plan.

         The Company did not grant any stock options to the executive officers named in the Summary Compensation Table during the fiscal year ended April 28, 1996.

         The following table sets forth the number of options held by the executive officers named in the Summary Compensation Table at April 28, 1996. None of the executive officers named in the Summary Compensation Table exercised any stock options during the fiscal year ended April 28, 1996.


                AGGREGATED OPTIONS EXERCISES IN THE FISCAL YEAR
             ENDED APRIL 28, 1996 AND FISCAL YEAR END OPTION VALUES



                                  Number of Securities           Value of In-the Money
                                 Underlying Options at
                                      April 28, 1996          Options at April 28, 1996(1)
                                  ---------------------       -----------------------------

 Name                       Exercisable    Unexercisable     Exercisable   Unexercisable
 ----                       -----------    -------------     -----------   -------------
 William J. Lacourciere        10,000            20,000       $ 15,000           $30,000
 Joseph A. Vincent             51,667            13,333        186,250            20,000

- ---------------

(1) In-the-money options are those where the fair market value of the underlying Common Stock exceeds the exercise price thereof. The value of in-the-money options is determined in accordance with regulations of the Securities and Exchange Commission by subtracting the aggregate exercise price of the options from the aggregate year-end market value of the underlying Common Stock.

COMPENSATION OF DIRECTORS

         The Company has a policy of paying its directors who are not employees of the Company an annual fee of $2,500 plus $1,250 for each meeting of the Board of Directors of the Company attended.


OTHER INFORMATION CONCERNING
DIRECTORS, OFFICERS AND STOCKHOLDERS

         The Company has entered into an employment agreement with Mr. Lacourciere. The term of the employment agreement commenced as of June 1, 1988 and is automatically extended on an annual basis, unless a notice of non-extension is given by either party. The current term of the agreement, as so extended, expires on December 31, 1996. The employment agreement provides for an annual salary of $200,000, subject to increases based on increases in the Consumer Price Index and additional increases at the discretion of the Board of Directors. The agreement also provides, in the event of the termination of Mr. Lacourciere's employment by the Company other than for cause, for a cash payment to Mr. Lacourciere equal to three times his average annual cash compensation during the five most recent taxable years of the Company ending before the date of such termination, less $1,000. In the event Mr. Lacourciere's employment with the Company is terminated at this time, such termination payment would be approximately $561,000. In the event of the occurrence of certain change of control events involving the Company without the approval of the Board of Directors, Mr. Lacourciere may terminate his employment agreement with the Company during the one-year period following any such change of control event and such termination of employment would entitle him to the same termination payment. In the event the Board of Directors approves the change of control event, Mr. Lacourciere may terminate his employment agreement with the Company during the one-year period following any such change of control event; however, Mr. Lacourciere will not be entitled to a termination payment.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                 The stockholders (including any "group," as that term is used in Section 13(d)(3) of the Securities Exchange

Act of 1934) who, to the knowledge of the Board of Directors of the Company, owned beneficially more than five percent of any class of the outstanding voting securities of the Company as of July 1, 1996, and their respective shareholdings as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.


                                               TITLE OF              SHARES            PERCENT
 NAME AND ADDRESS                                CLASS         BENEFICIALLY OWNED      OF CLASS
 ----------------                              --------        ------------------      --------
 Paul A. Cote Group                            Common               847,055 (1)          12.4%
       512 Webster Road
       Lewiston, Maine  04240

 First Fidelity Incorporated . . . . .         Common               716,182 (2)           9.7%
       55 Broad Street                         Series B
       Newark, New Jersey  07102               Preferred             40,000 (2)           100%


 William J. Lacourciere  . . . . . . .         Common               417,490 (3)           6.0%
       One Barnes Industrial Park Road
       Wallingford, Connecticut  06492

- -----------------------

(1) Information as to the Paul A. Cote Group (the "Cote Group"), is based upon reports on Schedule 13D filed with the Commission by the Cote Group. Such reports indicate that the Cote Group beneficially owns an aggregate of 847,055 shares, which includes 196,900 shares issuable on the exercise of currently exercisable warrants.

(2) Consists of (i) 444,444 shares issuable upon the conversion of 40,000 shares of Series B Preferred Stock and (ii) 271,738 shares issuable upon the exercise of currently exercisable warrants held by First Fidelity Incorporated ("First Fidelity"), a wholly owned subsidiary of First Fidelity Bancorporation, which warrants will expire on May 23, 2000. The Series B Preferred Stock and warrants were formerly held by First Fidelity Bank, Connecticut ("FFB-CT"), formerly known as Union Trust Company prior to its acquisition by First Fidelity Bancorporation. Information as to the holdings of First Fidelity is based upon a report on Schedule 13D filed with the Commission by FFB-CT and Northeast Bancorp, Inc., its parent corporation prior to the acquisition of FFB-CT by First Fidelity Bancorporation. First Fidelity Bancorporation may be deemed to be the indirect beneficial owner of the shares held by First Fidelity by virtue of its ownership of all of the stock of First Fidelity.

(3) Includes (i) 304,078 shares issuable upon the exercise of currently exercisable warrants held by Mr. Lacourciere, the Chairman of the Board, President and Chief Executive Officer and a director of the Company, which warrants will expire on December 28, 1999, (ii) 5,887 shares held for the account of Mr. Lacourciere under the Employee Stock Ownership Plan of the Company (the "ESOP"), (iii) 1,000 shares issuable upon the exercise of Class A warrants and 1,000 shares issuable upon the exercise of Class B warrants held by Mr. Lacourciere, which warrants are currently exercisable and will expire on December 8, 1997 and December 8, 1999, respectively, and

         (iv) 20,000 shares issuable upon the exercise of currently exercisable options held by Mr. Lacourciere.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth, as of July 1, 1996, the number of shares of the outstanding voting securities of the Company beneficially owned by each of the Company's directors and each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group, according to information furnished by such persons to the Company.


                                                TITLE OF             SHARES               PERCENT
 NAME AND ADDRESS                                 CLASS        BENEFICIALLY OWNED        OF CLASS
 ----------------                               --------       ------------------        --------
 Thomas M. Haythe  . . . . . . . . . . .         Common           115,540 (1)             1.7%
          Director of the Company
 William J. Lacourciere  . . . . . . . .         Common           417,490 (2)             6.0%
          Chairman of the Board,
          President and Chief Executive
          Officer of the Company and
          Director of the Company

 Michael J. Needham  . . . . . . . . . .         Common            26,588 (3)                *
          Director of the Company
 Photios T. Paulson  . . . . . . . . . .         Common            14,500 (4)                *
          Director of the Company

 Steven J. Shulman . . . . . . . . . . .         Common            5,000                     *
          Director of the Company
 Joseph A. Vincent . . . . . . . . . . .         Common            64,450 (5)                *
          Vice President Finance, Chief
          Financial Officer, Treasurer
          and Secretary of the Company
          and Director of the Company

 All directors and executive                     Common             678,245 (1)(2)        9.5%
   officers as a group                                                      (3)(4)
   (seven persons)                                                          (5)(6)

- -----------------------

*        Less than one percent.

(1) Includes (i) 14,844 shares issuable upon the exercise of currently exercisable warrants held by Mr. Haythe, which warrants will expire on December 31, 1997, (ii) 10,744 shares issuable upon the exercise of currently exercisable warrants held by Mr. Haythe, which warrants will expire on March 10, 1999, (iii) 10,878 shares issuable upon the exercise of currently exercisable warrants held by Mr. Haythe, which warrants will expire on April 11, 2000, (iv) 15,995 shares issuable upon the exercise of currently exercisable warrants held by Mr. Haythe, which warrants will expire on November 30, 2000 and (v) 7,234 shares issuable upon the exercise of currently exercisable warrants held by Mr. Haythe, which warrants will expire on November 30, 2000.

(2) Includes (i) 304,078 shares issuable upon the exercise of currently exercisable warrants held by Mr. Lacourciere, which warrants will expire on December 28, 1999, (ii) 5,887 shares held for the account of Mr. Lacourciere under the ESOP, (iii) 1,000 shares issuable upon the exercise of Class A warrants and 1,000 shares issuable upon the exercise of Class B warrants held by Mr. Lacourciere, which warrants are currently exercisable and will expire on December 8, 1997 and December 8, 1999, respectively, and (iv) 20,000 shares issuable upon the exercise of currently exercisable stock options held by Mr. Lacourciere.

(3) Includes (i) 14,844 shares issuable upon the exercise of currently exercisable warrants held by Mr. Needham, which warrants will expire on December 31, 1997, and (ii) 10,744 shares issuable upon the exercise of currently exercisable warrants held by Mr. Needham, which warrants will expire on March 10, 1999.

(4) Includes 10,000 shares issuable upon the exercise of currently exercisable warrants held by Mr. Paulson, which warrants will expire on November 30, 2002.

(5) Includes (i) 3,158 shares held for the account of Mr. Vincent under the ESOP, (ii) 200 shares issuable upon the exercise of Class A warrants and 200 shares issuable upon the exercise of Class B warrants held by Mr. Vincent, which warrants are currently exercisable and will expire on December 8, 1997 and December 8, 1999, respectively, and
         (iii) 58,334 shares issuable upon the exercise of currently exercisable stock options held by Mr. Vincent.

(6) Includes (i) 1,475 shares held for the account of Leslie E. Mace, Vice President Engineering of the Company, under the ESOP, (ii) 24,535 shares issuable upon the exercise of currently exercisable warrants held by Mr. Mace, which warrants will expire on March 22, 2000, and
         (iii) 8,667 shares issuable upon the exercise of currently exercisable stock options held by Mr. Mace.



ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Thomas M. Haythe, General Counsel and a director of the Company, is a member of the law firm of Haythe & Curley, the Company's general counsel. It is expected that Haythe & Curley will continue to render legal services to the Company in the future.

                                    PART IV


ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

               (a)        Exhibits:

                          Information with respect to this Item regarding
financial statements is contained on pages F-2 to F-18 of this Annual Report on Form 10-KSB.

                          Information with respect to this Item regarding
Exhibits required to be filed pursuant to Item 601 of Regulation SB is contained in the attached Index to Exhibits, which Exhibits are incorporated herein by reference. Exhibits 10(a), 10(b), 10(s), 10(t), 10(u) and 10(y) are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-KSB.

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


Dated:  July 26, 1996

                                        NOVAMETRIX MEDICAL SYSTEMS INC.


                                        By /s/William J. Lacourciere
                                           -------------------------------------
                                              William J. Lacourciere
                                              Chairman of the Board,
                                              President, Chief Executive
                                              Officer and Director


               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  July 26, 1996


                                        By /s/William J. Lacourciere
                                           -------------------------------------
                                              William J. Lacourciere
                                              Chairman of the Board,
                                              President, Chief Executive
                                              Officer and Director

Dated:  July 26, 1996

                                        By /s/Joseph A. Vincent
                                           -------------------------------------
                                              Joseph A. Vincent, CMA
                                              Vice President Finance,
                                              Principal Financial and
                                              Accounting Officer and
                                              Director

Dated:  July 26, 1996

                                        By /s/Thomas M. Haythe
                                           -------------------------------------
                                              Thomas M. Haythe
                                              Director

Dated:  July 26, 1996

                                        By /s/Michael J. Needham
                                           -------------------------------------
                                              Michael J. Needham
                                              Director

Dated:  July 26, 1996

                                        By /s/Photios T. Paulson
                                           -------------------------------------
                                              Photios T. Paulson
                                              Director

Dated:  July 26, 1996

                                        By /s/Steven J. Shulman
                                           -------------------------------------
                                              Steven J. Shulman
                                              Director

                          Annual Report on Form 10-KSB

                         Item 7 -- Financial Statements

                          List of Financial Statements

                            Year ended April 28, 1996

                Novametrix Medical Systems Inc. and Subsidiaries

                            Wallingford, Connecticut

                              Form 10-KSB -- Item 7

                Novametrix Medical Systems Inc. and Subsidiaries

                          Index to Financial Statements

The report of Ernst & Young LLP, independent auditors, dated June 14, 1996, and the following consolidated financial statements of Novametrix Medical Systems Inc. and subsidiaries are included in Item 7:

    Consolidated Balance Sheets -- April 28, 1996 and April 30, 1995

    Consolidated Statements of Income -- Years ended April 28, 1996, April 30, 1995 and May 1, 1994

    Consolidated Statements of Shareholders' Equity -- Years ended April 28, 1996, April 30, 1995 and May 1, 1994

    Consolidated Statements of Cash Flows -- Years ended April 28, 1996, April 30, 1995 and May 1, 1994

    Notes to Consolidated Financial Statements -- April 28, 1996

                         Report of Independent Auditors

Board of Directors
Novametrix Medical Systems Inc.

We have audited the accompanying consolidated balance sheets of Novametrix Medical Systems Inc. as of April 28, 1996 and April 30, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended April 28, 1996, April 30, 1995 and May 1, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novametrix Medical Systems Inc. at April 28, 1996 and April 30, 1995, and the consolidated results of its operations and its cash flows for the years ended April 28, 1996, April 30, 1995 and May 1, 1994, in conformity with generally accepted accounting principles.

                                                               Ernst & Young LLP

Hartford, Connecticut
June 14, 1996
                                      F-2

                         Novametrix Medical Systems Inc.

                           Consolidated Balance Sheets

                                                                              APRIL 28, 1996       APRIL 30, 1995

ASSETS
Current assets:
    Cash and cash equivalents                                                $         283,003    $         272,033
    Accounts receivable, less allowance for losses of $250,000                       5,934,528            5,247,171
    Inventories:
       Finished products                                                             1,357,610            1,247,541
       Work in process                                                               1,136,200            1,088,864
       Materials                                                                     3,181,670            2,595,455
                                                                             -----------------    -----------------
                                                                                     5,675,480            4,931,860

    Deferred income taxes, net                                                         300,540

    Prepaid expenses and other current assets                                          131,843              106,440
                                                                             -----------------    -----------------
Total current assets                                                                12,325,394           10,557,504

Equipment, less accumulated depreciation of $5,019,466 in

    1996 and $4,603,479 in 1995                                                      1,223,988            1,133,413

License, technology, patent and other costs, less accumulated

    amortization of $3,177,539 in 1996 and $2,691,005 in 1995                        4,554,520            4,915,064


Deferred income taxes, net                                                             719,460
                                                                             -----------------    -----------------

                                                                             $      18,823,362    $      16,605,981
                                                                             =================    =================

                                                                              APRIL 28, 1996       APRIL 30, 1995

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                        $       1,225,000    $         925,000
    Accounts payable                                                                 1,243,490            1,662,950
    Accrued expenses                                                                 1,492,990            1,557,798
                                                                             -----------------    -----------------
Total current liabilities                                                            3,961,480            4,145,748

Long-term debt, less current portion                                                 1,333,333            2,308,333

Redeemable Preferred Stock, at redemption and liquidation
    value                                                                            1,000,000            1,000,000

Shareholders' equity:
    Preferred Stock, $1 par value, authorized 1,000,000 shares: issued and outstanding - 40,000 shares at April 28, 1996 and 100,000 shares at April
       30, 1995 (less 40,000 shares redeemable), at liquidation value                                      1,500,000
    Common Stock, $.01 par value, authorized 20,000,000 shares                          69,860                61,365
    Additional paid-in capital                                                      28,054,794           26,239,685
    Retained-earnings deficit                                                      (13,109,067)         (16,162,112)
    Treasury stock                                                                  (2,487,038)          (2,487,038)
                                                                             -----------------    -----------------
                                                                                    12,528,549            9,151,900
                                                                             -----------------    -----------------

                                                                             $      18,823,362    $      16,605,981
                                                                             =================    =================


See accompanying notes.

                         Novametrix Medical Systems Inc.

                        Consolidated Statements of Income

                                                                                 YEAR ENDED
                                                           --------------------------------------------------------
                                                           APRIL 28, 1996       APRIL 30, 1995         MAY 1, 1994
                                                           --------------       --------------        -------------
Revenues:
    Net sales                                              $    25,260,180      $    24,032,101    $     20,788,496
    Interest                                                        13,988               11,303
                                                           ---------------      ---------------     ---------------
                                                                25,274,168           24,043,404          20,788,496

Costs and expenses:
    Cost of products sold                                       10,929,686           10,555,530           8,943,945
    Research and product development                             2,714,485            2,418,652           1,954,308
    Selling, general and administrative                          9,136,806            8,978,052           8,514,359
    Interest                                                       286,775              372,867             696,396
    Other expense (income), net                                     69,621               73,936             (75,232)
                                                           ---------------      ---------------    ----------------
                                                                23,137,373           22,399,037          20,033,776
                                                           ---------------      ---------------    ----------------
Income before income taxes                                       2,136,795            1,644,367             754,720

Income tax provision (benefit)                                    (980,000)              40,000
                                                           ---------------      ---------------    ---------------

Net income                                                 $     3,116,795      $     1,604,367    $        754,720
                                                           ===============      ===============    ================

Earnings per common share (primary and
    fully diluted)                                              $ .39                $  .21              $  .11
                                                                =====                ======              ======


See accompanying notes.

                         Novametrix Medical Systems Inc.

                 Consolidated Statements of Shareholders' Equity

                                                            COMMON STOCK              PREFERRED STOCK
                                                      -----------------------      ---------------------
                                                      SHARES           AMOUNT      SHARES         AMOUNT

Year ended May 1, 1994:
    Balance at May 2, 1993                           4,773,309      $47,733       60,000       $ 1,500,000
    Issuance of stock                                  109,397        1,094
    Stock issuance costs
    Dividends on Preferred Stock ($.75 a share)
    Reduction of deferred ESOP contributions
    Net income
                                                     ---------      -------      -------       -----------
Balance at May 1, 1994                               4,882,706       48,827       60,000         1,500,000

Year ended April 30, 1995:
    Issuance of stock                                1,253,827       12,538
    Stock issuance costs
    Dividends on Preferred Stock ($.75 a share)
    Reduction of deferred ESOP contributions
    Net income
                                                     ---------      -------      -------       -----------
Balance at April 30, 1995                            6,136,533       61,365       60,000         1,500,000

Year ended April 28, 1996:
    Issuance of stock                                  182,765        1,828
    Stock issuance costs
    Conversion of Preferred Stock                      666,666        6,667      (60,000)       (1,500,000)
    Dividends on Preferred Stock ($.75 a share)
    Net income
                                                     ---------      -------      -------       -----------

Balance at April 28, 1996                            6,985,964      $69,860           --       $        --
                                                     =========      =======      =======       ===========


See accompanying notes.

                         Novametrix Medical Systems Inc.

                 Consolidated Statements of Shareholders' Equity



                                                         ADDITIONAL           RETAINED-
                                                           PAID-IN            EARNINGS           DEFERRED ESOP
                                                           CAPITAL             DEFICIT           CONTRIBUTIONS
                                                     ---------------     ----------------       --------------
Year ended May 1, 1994:
    Balance at May 2, 1993                           $    21,895,304     $    (18,371,199)      $    (200,000)
    Issuance of stock                                        156,001
    Stock issuance costs                                     (38,339)
    Dividends on Preferred Stock ($.75 a share)                                   (75,000)
    Reduction of deferred ESOP contributions                                                          100,000
    Net income                                                                    754,720
                                                     ---------------     ----------------       -------------
Balance at May 1, 1994                                   22,012,966          (17,691,479)           (100,000)

Year ended April 30, 1995:
    Issuance of stock                                     5,291,754
    Stock issuance costs                                 (1,065,035)
    Dividends on Preferred Stock ($.75 a share)                                  (75,000)
    Reduction of deferred ESOP contributions                                                         100,000
    Net income                                                                 1,604,367
                                                      ---------------     ----------------       -------------
Balance at April 30, 1995                                26,239,685          (16,162,112)         -

Year ended April 28, 1996:
    Issuance of stock                                       343,926
    Stock issuance costs                                    (22,150)
    Conversion of Preferred Stock                         1,493,333
    Dividends on Preferred Stock ($.75 a share)                                  (63,750)
    Net income                                                                 3,116,795
                                                       ---------------     ----------------       -------------

Balance at April 28, 1996                              $    28,054,794     $    (13,109,067)      $  -
                                                       ===============     ================       =============





                                                                   TREASURY STOCK
                                                               SHARES           AMOUNT               TOTAL
                                                          ------------    ---------------    -----------------
Year ended May 1, 1994:
    Balance at May 2, 1993                                   (338,452)    $    (2,487,038)   $       2,384,800
    Issuance of stock                                                                                  157,095
    Stock issuance costs                                                                               (38,339)
    Dividends on Preferred Stock ($.75 a share)                                                        (75,000)
    Reduction of deferred ESOP contributions                                                           100,000
    Net income                                                                                         754,720
                                                          -----------     ---------------    -----------------
Balance at May 1, 1994                                      (338,452)         (2,487,038)           3,283,276

Year ended April 30, 1995:
    Issuance of stock                                                                               5,304,292
    Stock issuance costs                                                                           (1,065,035)
    Dividends on Preferred Stock ($.75 a share)                                                       (75,000)
    Reduction of deferred ESOP contributions                                                          100,000
    Net income                                                                                      1,604,367
                                                           -----------     ---------------    -----------------
Balance at April 30, 1995                                   (338,452)         (2,487,038)           9,151,900

Year ended April 28, 1996:
    Issuance of stock                                                                                 345,754
    Stock issuance costs                                                                              (22,150)
    Conversion of Preferred Stock                                                                  -
    Dividends on Preferred Stock ($.75 a share)                                                       (63,750)
    Net income                                                                                      3,116,795
                                                            -----------     ---------------    -----------------

Balance at April 28, 1996                                      (338,452)    $    (2,487,038)   $      12,528,549
                                                            ===========     ===============    =================

See accompanying notes.

                         Novametrix Medical Systems Inc.

                      Consolidated Statements of Cash Flows

                                                                              YEAR ENDED
                                                        -------------------------------------------------
                                                        APRIL 28, 1996      APRIL 30, 1995    MAY 1, 1994
                                                        --------------      --------------    -----------
OPERATING ACTIVITIES

Net income                                               $ 3,116,795       $ 1,604,367       $   754,720
Adjustments to reconcile net income to net
    cash provided by operating activities:
       Deferred income tax benefit                        (1,020,000)
       Depreciation                                          428,186           495,389           554,625
       Amortization                                          512,414           481,237           444,750
       Changes in operating assets and liabilities:
          Increase in accounts receivable                   (687,357)         (911,337)          (72,919)
          Increase in inventories                           (743,620)         (352,851)          (47,466)
          (Increase) decrease in prepaid expenses
              and other current assets                       (25,403)          281,043          (282,525)
          (Decrease) increase in accounts payable           (419,460)          417,691           234,204
          (Decrease) increase in accrued expenses           (139,808)          (92,446)            7,414
                                                         -----------       -----------       -----------
Net cash provided by operating activities                  1,021,747         1,923,093         1,592,803

INVESTING ACTIVITIES
Purchases of equipment                                      (518,761)         (613,803)         (431,572)
Purchases of licenses, technology, patents
    and other                                               (151,870)         (710,826)         (117,428)
                                                         -----------        ----------         ---------

Net cash used by investing activities                       (670,631)       (1,324,629)         (549,000)

FINANCING ACTIVITIES
Proceeds from borrowings                                                     2,500,000
Principal payments on borrowings                            (600,000)       (6,460,007)       (1,299,996)
Principal payment on customer advance                                         (654,400)
Proceeds from sales of Common Stock, less
    issuance costs                                           323,604         4,095,094           118,756
Dividends on Preferred Stock                                 (63,750)          (75,000)          (75,000)
                                                         -----------       -----------       -----------
Net cash used by financing activities                       (340,146)         (594,313)       (1,256,240)
                                                         -----------       -----------       -----------
Increase (decrease) in cash and cash equivalents              10,970             4,151          (212,437)

Cash and cash equivalents at beginning of year               272,033           267,882           480,319
                                                         -----------       -----------       -----------

Cash and cash equivalents at end of year                 $   283,003       $   272,033       $   267,882
                                                         ===========       ===========       ===========


See accompanying notes.

                         Novametrix Medical Systems Inc.

                   Notes to Consolidated Financial Statements

                                 April 28, 1996

1. ACCOUNTING POLICIES

NATURE OF BUSINESS

Novametrix Medical Systems develops, manufactures and markets non-invasive critical care monitors, sensors and accessories which are distributed worldwide and provide continuous patient monitoring capabilities. The Company's current product offering and future development plans utilize leading-edge technologies. The Company markets its products domestically and internationally directly through salespersons and outside distributors to its customers, most of which are hospitals.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Novametrix Medical Systems Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

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

                         Novametrix Medical Systems Inc.

1. ACCOUNTING POLICIES (CONTINUED)

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

FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates their fair value based on anticipated cash flows and current market conditions.

INCOME TAXES

Deferred income taxes are provided for temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax rates applicable to the periods in which the differences are expected to reverse.

EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

The Company has a noncontributory ESOP which covers substantially all employees. The Company was required to contribute sufficient cash to the ESOP trust for it to repay the ESOP note payable (the "ESOP guarantee") plus interest thereon and specified expenses. Expense attributable to the ESOP is recognized based on the required contributions and amounted to $14,068 in 1996, $122,018 in 1995 and $121,536 in 1994. Actual interest incurred on ESOP debt was $2,407 in 1996, $8,733 in 1995 and $12,932 in 1994.

                         Novametrix Medical Systems Inc.

1. ACCOUNTING POLICIES (CONTINUED)

ESOP shares are allocated annually to eligible employees based on compensation. At April 28, 1996, 138,705 shares held by the ESOP have been allocated to eligible employees. ESOP shares not yet distributed to participants are treated as outstanding for the purpose of computing earnings per share.

PER SHARE AMOUNTS

Earnings per common share amounts were computed by dividing net income by the weighted-average number of shares of Common Stock and dilutive common stock equivalents outstanding during the year. Common stock equivalents consist of the Company's Preferred Stock, stock options, warrants and shares subscribed under the Company's employee stock purchase plan. The computations of dilutive common stock equivalents are based on the if-converted method for the Preferred Stock and on the treasury stock method for the other common stock equivalents using the average market price for the primary earnings per share computations and the higher of average or year-end market price for the fully diluted earnings per share computations. The weighted-average number of common shares and equivalents for the primary and fully diluted earnings per share computations are 8,076,717 and 8,173,330, respectively, for 1996, 7,649,946 and 7,768,843, respectively, for 1995 and 6,596,111 and 6,629,430, respectively, for 1994.

2. DEBT

Long-term debt consists of:

                                                                          APRIL 28, 1996      APRIL 30, 1995
                                                                          --------------      --------------

    Term loan to bank                                                     $    1,583,333      $    2,083,333

    Note payable to bank under revolving credit agreement                        975,000           1,075,000

    ESOP guarantee                                                                                    75,000
                                                                          --------------      --------------
                                                                               2,558,333           3,233,333

    Less current portion                                                       1,225,000             925,000
                                                                          --------------      --------------

                                                                          $    1,333,333      $    2,308,333
                                                                          ==============      ==============

                         Novametrix Medical Systems Inc.

The Company's term loan to bank is payable in monthly installments of $41,667, plus interest at the bank's base rate plus 1/2% (8.75% at April 28, 1996) through June 1, 1999.

The Company's revolving credit agreement limits borrowing to a maximum of $2,500,000 or 75% of the Company's eligible accounts receivable, as defined. The agreement expires on August 31, 1997 and bears interest at the London Interbank Offering Rate ("LIBOR") plus 2.5% (7.93% at April 28, 1996).

Under the terms of the revolving credit agreement and term loan, the Company is required to maintain certain financial ratios and minimum levels of working capital and net worth, and is restricted, among other things, from the payment of dividends on Common Stock, new borrowing, capital expenditures and mergers.

The Company's ESOP guarantee, payable in quarterly installments of $25,000 plus interest at 83% of the bank's lending rate, as defined, was repaid in full during January 1996 as scheduled.

Aggregate annual maturities of long-term debt at April 28, 1996 are as follows:
1997--$1,225,000; 1998--$750,000; 1999--$500,000 and 2000--$83,333.

Substantially all tangible assets are pledged as collateral for the notes payable to bank; substantially all cash and cash equivalents are on deposit with the bank.

The Company paid interest of $292,328 in 1996, $374,971 in 1995 and $659,794 in 1994.

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

                         Novametrix Medical Systems Inc.

3. CAPITAL STOCK (CONTINUED)

On December 8, 1995, 60,000 shares of Preferred Stock, Series B were converted into 666,666 shares of Common Stock. At April 28, 1996, 40,000 shares remain outstanding and are held by the Company's primary lender, redeemable by the Company under certain circumstances, convertible into 444,444 shares of the Company's Common Stock and stated at their redemption and liquidation value as "Redeemable Preferred Stock."

At April 28, 1996 there are 3,767,603 preferred share purchase rights outstanding. Each right entitles the registered holder to purchase one one-hundredth of a share of Preferred Stock, Series A, for $25.00 upon the occurrence of certain specified "takeover" events. The rights are redeemable and exchangeable only in certain specified circumstances. As of April 28, 1996, no takeover events had occurred and no rights were exercisable.

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

                         Novametrix Medical Systems Inc.

4. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS

Activity relating to the Company's stock option plans follows:

                                                            1979 PLAN      1990 PLAN      1994 PLAN       TOTAL
                                                            ---------      ---------      ---------   ---------
    Year ended May 1, 1994:
       Outstanding options at May 2, 1993:                    245,586         95,000                     340,586
       Exercised ($1.00 to $2.00 per share)                   (40,101)        (6,600)                    (46,701)
       Cancelled                                              (11,000)                                   (11,000)
                                                          -----------    -----------   -----------   -----------
    Total shares under option at May 1, 1994                  194,485         88,400                     282,885

    Year ended April 30, 1995:
       Granted                                                               103,000       122,000       225,000
       Exercised ($1.00 to $2.00 per share)                   (64,018)       (10,000)                    (74,018)
       Cancelled                                              (20,500)                                   (20,500)
                                                          -----------    -----------   -----------   -----------
    Total shares under option at April 30, 1995               109,967        181,400       122,000       413,367

    Year ended April 28, 1996:
       Granted                                                                              55,000        55,000
       Exercised ($1.00 to $4.375 per share)                  (20,967)       (19,566)       (3,266)      (43,799)
       Cancelled                                               (7,500)                      (3,334)      (10,834)
                                                          -----------    -----------        ------   -----------

    Total shares under option at April 28, 1996                81,500        161,834       170,400       413,734
                                                          ===========    ===========   ===========   ===========

Additional data relating to the stock option plans at year-end follows:

                                                      APRIL 28, 1996     APRIL 30, 1995          MAY 1, 1994
                                                      --------------     --------------          -----------

    Range of option prices                          $1.00 TO $5.00      $1.00 to $4.375        $1.00 to $8.00

    Number of shares as to which options
       were exercisable                                    212,067              171,700              228,552

At April 28, 1996, options for 126,667 shares have been authorized but not yet granted under the 1990 and 1994 stock option plans.

                         Novametrix Medical Systems Inc.

4. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS (CONTINUED)

The Company has an employee stock purchase plan expiring on December 31, 2002 for which 150,000 shares of Common Stock have been reserved. As of April 28, 1996, 45,985 shares of Common Stock had been issued under this plan.

The Company has redeemable Class A and Class B Warrants outstanding covering an aggregate of 1,099,880 shares from the public offering completed on June 16, 1994 (see Note 3) and warrants for 55,000 units issued to the principal underwriter (with each unit consisting of two shares of Common Stock, one Class A Warrant and one Class B Warrant). The Company has also granted warrants to a group of officers and directors, its general counsel, principal lender, key employees and an investment firm to purchase shares of the Company's Common Stock. Data relating to warrants outstanding at April 28, 1996 follows:

                   YEAR                          RANGE OF                  NUMBER OF SHARES COVERED BY
             WARRANTS GRANTED                 EXERCISE PRICES                 OUTSTANDING WARRANTS
             ----------------                 ---------------              ---------------------------

                   1988                        $2.625 to $5.58                           78,763
                   1989                        $2.625 to $3.49                           42,976
                   1990                          $.89 to $1.81                          613,694
                   1991                                  $1.84                          163,043
                   1992                          $.93 to $2.25                          195,979
                   1993                                 $2.625                           10,000
                   1994                                  $4.50                           50,000
                   1995                        $4.125 to $5.85                        1,393,059
                                                                                  -------------

                                                                                      2,547,514
                                                                                  =============

The warrants were granted at prices which equaled or exceeded the market price of the Company's Common Stock at the date of grant. The warrants expire at various dates from December 8, 1997 through June 20, 2004, and are all currently exercisable. During 1996, an aggregate of 124,473 shares were exercised at prices ranging from $.89 to $4.95 per share.

At April 28, 1996, there were 3,636,374 shares of Common Stock reserved for issuance for: 1) the exercise of options and warrants; 2) purchases through the Company's employee stock purchase plan; and 3) the conversion of Preferred Stock.

                         Novametrix Medical Systems Inc.

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

6. BUSINESS AND SIGNIFICANT CUSTOMERS

The Company considers that its products comprise a single business segment within the medical instruments industry. The Company had export sales as follows:

                                         WESTERN HEMISPHERE
                        EUROPE          (OTHER THAN THE U.S.)         ASIA            OTHER             TOTAL
                        ------          ---------------------         ----            -----             -----
     1996           $    4,498,005        $     2,949,055        $    3,076,383    $    814,325   $     11,337,768
     1995                4,183,032              2,083,169             2,428,293         593,821          9,288,315
     1994                3,321,319              1,720,458             1,689,934         498,608          7,230,319


No one customer accounted for more than 10% of net sales in 1996, 1995 or 1994.

7. LEASES

In connection with a planned move in fiscal 1997, the Company entered into a noncancellable long-term operating lease for its plant and office facilities which expires in 2008. The lease requires the Company to pay for related property taxes and insurance, contains a renewal option for five years and stipulates a general inflation escalation clause. In addition, the Company leases certain equipment under various noncancellable long-term operating leases. Future minimum annual lease payments for these long-term operating leases for the next five years and thereafter are:

                         Novametrix Medical Systems Inc.

7. LEASES (CONTINUED)

                  1997                                $      447,520
                  1998                                       424,534
                  1999                                       408,425
                  2000                                       408,425
                  2001                                       408,425
                  Thereafter                               2,858,975
                                                      --------------

                                                      $    4,956,304
                                                      ==============

Total rental expense under operating leases was $398,076 in 1996, $376,059 in 1995 and $425,825 in 1994.

8. INCOME TAXES

The components of the Company's deferred income tax accounts follow:

                                                        APRIL 28, 1996       APRIL 30, 1995        MAY 1, 1994
                                                        --------------       --------------        -----------
    Deferred tax assets:
       Tax credits                                     $        639,756     $       526,671     $       522,685
       Net operating loss carryforwards                       4,413,335           5,255,267           6,480,015
       Inventories - valuation allowance
          and other                                             687,064             665,629             567,691
       Other                                                    166,528             227,051             172,036
                                                      ----------------     ---------------     ---------------
    Total deferred tax assets                                 5,906,683           6,674,618           7,742,427
    Valuation allowance for deferred
       tax assets                                            (4,872,987)         (6,652,586)         (7,732,477)
                                                       ----------------     ---------------     ---------------
                                                              1,033,696              22,032               9,950
    Deferred tax liabilities                                     13,696              22,032               9,950
                                                       ----------------     ---------------     ---------------

    Net deferred tax asset                             $      1,020,000     $    -              $    -
                                                       ================     ===============     ================

                         Novametrix Medical Systems Inc.

The provision (benefit) for income taxes consists of the following:

                                                                              FISCAL YEAR ENDED
                                                                     1996             1995           1994
                                                               ---------------     -----------   --------

    Current tax expense                                        $        40,000     $    40,000
    Deferred tax (benefit)                                          (1,020,000)
                                                               ---------------     -----------   --------

    Income tax expense (benefit)                               $      (980,000)    $    40,000   $   -
                                                               ===============     ===========   =====


The provision for income taxes at the Company's tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                                      1996             1995             1994
                                                                ----------------   -------------   -------------
    Computed tax expense at expected statutory
       rate                                                     $        727,000   $     559,000   $    256,000
    State taxes, net of federal effect                                     3,000           2,000          2,000
    Alternative minimum tax                                               37,000          40,000
    Permanent items -- net effect                                          2,000           3,000         13,000
    Utilization of net operating loss carryforwards                     (729,000)       (564,000)      (271,000)
    Reduction in valuation allowance                                  (1,020,000)
                                                                ----------------   ---------------  ------------
                                                                $       (980,000)  $      40,000   $          -
                                                                ================   =============   =============

At April 28, 1996 the Company had net operating loss carryovers for federal income tax reporting purposes of approximately $12,875,000 of which $8,300,000 expires in 2005, $4,200,000 expires in 2006 and $375,000 expires in 2007. The Company has unused research and other tax credits of approximately $640,000 at April 28, 1996 which expire in varying amounts between 1997 and 2010. Such credits will be reflected in operations when realized. The Company also has approximately $352,000 in state net operating loss carryforwards of which $282,000 expires in 1997 and $70,000 expires in 1999.

                         Novametrix Medical Systems Inc.

8. INCOME TAXES (CONTINUED)

SFAS No. 109 requires the reduction of the deferred tax asset by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. During 1996, the Company reduced its valuation allowance by $1,020,000 due to the Company's continued improvement in earnings and increased probability of future taxable income. Based on the weight of available evidence, in the opinion of the Company's management, the Company will more likely than not generate sufficient taxable income to fully utilize the net deferred tax asset recorded on the balance sheet at April 28, 1996.

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

Income taxes paid in 1996, 1995 and 1994 were not significant.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Statement establishes the financial accounting and reporting standards for stock based compensation plans, including stock purchase plans, stock options and restricted stock. These plans allow for certain associates to receive shares of the Company's stock. The Statement requires that these transactions be accounted for based on the fair value of the consideration received, or continue to be accounted for based on the method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company will adopt this Statement in fiscal 1997 and plans to continue accounting for these transactions in accordance with APB Opinion No. 25, however, proforma disclosures of net income and earnings per share, using the fair value based method described in Statement No. 123 will be disclosed in fiscal 1997.

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

 3(d)             By-Laws of the Company, as amended to date.                                              E-7

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

 10(c)            Warrant Certificate of the Company, the warrants evidenced thereby exercisable commencing on December 29, 1989, together with Schedule of
                  substantially identical warrants.                                                       E-35





__________________________________

*    Copies of exhibits filed with this Annual Report on Form
10-KSB or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.

 10(d)            Warrant Certificate of the Company, the warrants evidenced thereby
                  exercisable commencing on May 23, 1990.                                                 E-56

 10(e)            Warrant Certificate of the Company, the warrants evidenced thereby exercisable commencing on September 15, 1988, together with Schedule of substantially identical warrants (incorporated by reference to Exhibit 10(e)
                  to the Company's Registration Statement on Form SB-2 dated June 8, 1994).                --

 10(f)            First Amendment to Warrant Certificate of the Company dated as of
                  September 19, 1989, together with Schedule of substantially identical
                  amendments.                                                                             E-77

 10(g)            Warrant Certificate of the Company, the warrants evidenced thereby exercisable commencing on May 1, 1989, together with Schedule of substantially identical warrants (incorporated by reference to Exhibit 10(g)
                  to the Company's Registration Statement on Form SB-2 dated June 8, 1994).                --

 10(h)            First Amendment to Warrant Certificate of the Company dated as of
                  September 19, 1989, together with Schedule of substantially identical
                  amendments.                                                                             E-80
 10(i)            Warrant Certificate of the Company, the warrants evidenced thereby exercisable commencing on January 2, 1991 (incorporated by reference to
                  Exhibit 10(dd) to the Company's Registration Statement on Form S-1 dated
                  December 30, 1991).                                                                      --

 10(j)            Form of Warrant Certificate of the Company, the warrants evidenced thereby exercisable commencing on December 2, 1991 (incorporated by reference to
                  Exhibit 10(ee) to the Company's Registration Statement on Form S-1 dated
                  December 30, 1991).                                                                      --

                               Index to Exhibits
                                  (continued)

                                                                                                          Page
                                                                                                          ----
 10(k)            Rights Agreement dated as of March 14, 1989 between the Company and The
                  Connecticut Bank and Trust Company, N.A., as Rights Agent ("CBT"), which includes the form of Certificate of Designation setting forth the terms of the Series A Preferred Stock, $1.00 par value, as Exhibit A, the form of
                  Right Certificate as Exhibit B and the Summary of Rights to Purchase
                  Preferred Shares as Exhibit C (incorporated by reference to Exhibit 10(l) to
                  the Company's Registration Statement on Form SB-2 dated June 8, 1994).                   --

 10(l)            Amendment to Rights Agreement dated as of October 30, 1990 among the Company,
                  CBT and Mellon Bank, N.A. (incorporated by reference to Exhibit 10(o) to the
                  Company's Annual Report on Form 10-K for the year ended April 28, 1991).                 --

 10(m)            Amendment to Rights Agreement dated as of August 29, 1991 between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10(p) to the
                  Company's Registration Statement on Form S-1 dated December 30, 1991).                   --

 10(n)            Asset Purchase Agreement dated as of April 30, 1989 among Cascadia Technology
                  Corporation, a Washington corporation ("Cascadia"), Daniel W. Knodle, Leslie
                  E. Mace, Lawrence L. Labuda, William G. McCoy, NTC and the Company
                  (incorporated by reference to Exhibit 10(o) to the Company's Registration
                  Statement on Form SB-2 dated June 8, 1994).                                              --

 10(o)            Lease dated August 1990 between CPM Associates and Novametrix Realty Corp.
                  (incorporated by reference to Exhibit 10(w) to the Company's Annual Report on
                  Form 10-K for the year ended April 28, 1991).                                            --

                               Index to Exhibits
                                  (continued)

                                                                                                          Page
                                                                                                          ----
 10(p)            Securities Purchase Agreement dated as of August 29, 1991 among the Company,
                  William W. Nicholson, Auric Partners Limited, a Michigan limited partnership, and Union Trust Company (incorporated by reference to Exhibit 2 to the
                  Company's Current Report on Form 8-K dated August 29, 1991).                             --

 10(q)            Third Amended and Restated Loan and Security Agreement dated as of August 29,
                  1991 among the Company, NTC Technology Inc., a Delaware corporation ("NTC"), and Union Trust Company (incorporated by reference to Exhibit 3 to the
                  Company's Current Report on Form 8-K dated August 29, 1991).                             --

 10(r)            First Amendment to Third Amended and Restated Loan and Security Agreement
                  dated as of April 29, 1993 among the Company, NTC and Union Trust Company
                  (incorporated by reference to Exhibit 5(a) to the Company's Current Report on
                  Form 8-K dated April 28, 1993).                                                          --
 10(s)            1979 Stock Option Plan, as amended (incorporated by reference to Exhibit
                  10(ee) to the Company's Annual Report on Form 10-K for the year ended May 2,
                  1993).                                                                                   --

 10(t)            1990 Stock Option Plan (incorporated by reference to Exhibit 10(ff) to the
                  Company's Annual Report on Form 10-K for the year ended May 2, 1993).                    --

 10(u)            1992 Employee Stock Purchase Plan (incorporated by reference to Exhibit
                  10(gg) to the Company's Annual Report on Form 10-K for the year ended May 2,
                  1993) (incorporated by reference to Exhibit 10(y) to the Company's
                  Registration Statement on Form SB-2 dated June 8, 1994).                                 --

 10(v)            Form of Letter Agreement between the Company and Keane Securities Co., Inc.
                  ("Keane") pursuant to which Keane will act as finder for the Company
                  (incorporated by reference to Exhibit 10(z) to the Company's Registration
                  Statement on Form SB-2 dated June 8, 1994).                                              --

                               Index to Exhibits
                                  (continued)

                                                                                                          Page
                                                                                                          ----
 10(w)            Fourth Amended and Restated Loan and Security Agreement dated as of June 16,
                  1994 among the Company, NTC and Union Trust Company (incorporated by reference to Exhibit 10A to the Company's Quarterly Report on Form 10-QSB for
                  the three month period ended July 31, 1994).                                             --

 10(x)            Amendment to Securities Purchase Agreement dated as of June 16, 1994 among the Company, William W. Nicholson, Auric Partners Limited and Union Trust
                  Company (incorporated by reference to Exhibit 10B to the Company's Quarterly
                  Report on Form 10-QSB for the three month period ended July 31, 1994).

 10(y)            1994 Stock Option Plan (incorporated by reference to Exhibit 4(i) to the
                  Company's Registration Statement on Form S-8, dated August 3, 1994).                     --
 10(z)            Form of Representative Warrant Agreement, certificate included (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form
                  SB-2 dated June 8, 1994).                                                                --

 10(aa)           Form of Warrant Agreement, certificate included (incorporated by reference to
                  Exhibit 4(b) to the Company's Registration Statement on Form SB-2 dated June
                  8, 1994).

 10(bb)           Amendment No. 1 to Fourth Amended and Restated Loan and Security Agreement
                  dated as of July 26, 1995 among the Company, NTC and First Fidelity Bank, formerly Union Trust Company (incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-KSB for the year ended April 30,
                  1995).                                                                                   --

 10(cc)           Amendment No. 3 to Rights Agreement dated as of November 28, 1995 between the
                  Company and Mellon Bank, N.A.                                                           E-83

 10(dd)           Lease dated January 4, 1996 between Nova Associates, L.L.C. and the Company.            E-88

 11               Statement Re Computation of Per Share Earnings.                                         E-152

                               Index to Exhibits
                                  (continued)

                                                                                                          Page
                                                                                                          ----
 21               Subsidiaries of the Company.                                                            E-153

 23               Consent of Ernst & Young LLP, Independent Auditors.                                     E-154

 24               Power of Attorney (See "Power of Attorney" in Form 10-KSB).                              --

 27               Financial Data Schedule.                                                                E-155