Form 10-Q
period 1996-07-28
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1996-09-10
CIK 310450

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 28, 1996

  [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________________ to ______________________.

Commission file number 20-8969

                         NOVAMETRIX MEDICAL SYSTEMS INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                        06-0977422
(State or other jurisdiction of             (IRS Employer Identification Number)
  incorporation or organization)

                    56 Carpenter Lane, Wallingford, CT 06492
               (Address of principal executive offices) (zip code)

         Issuer's telephone number, including area code: (203) 265-7701

              1 Barnes Industrial Park Road, Wallingford, CT 06492
                 (Former name, former address and former fiscal
                       year if changed since last report)

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

Common Stock, $0.01 par value: 6,731,602 shares issued and outstanding as of August 30, 1996



                                  Page 1 of 15
                          Index to Exhibits at Page 13

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                      INDEX




                                                                          PAGE
PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Statements of Operations (Unaudited) -
           Quarters ended July 28, 1996 and July 30, 1995                   3

         Condensed Consolidated Balance Sheets (Unaudited) -
           July 28, 1996 and April 28, 1996                                 4

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Quarters ended July 28, 1996 and July 30, 1995                     6

         Notes to Condensed Consolidated Financial Statements
         (Unaudited) - July 28, 1996                                        7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                  9
               CONDITION AND RESULTS OF OPERATION

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  11


SIGNATURES                                                                 12

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                            QUARTER ENDED       QUARTER ENDED
                                            JULY 28, 1996       JULY 30, 1995
                                            -------------       -------------
Net sales                                    $ 6,422,001         $ 6,080,509

Costs and expenses:
  Cost of products sold                        2,738,371           2,590,268
  Research and product development               799,294             685,253
  Selling, general and administrative          2,277,154           2,312,332
  Interest                                        52,290              74,822
  Other expense                                    7,018              21,667
                                             -----------         -----------
                                               5,874,127           5,684,342

                                             -----------         -----------
INCOME BEFORE INCOME TAXES                       547,874             396,167

Income tax (benefit) provision                  (100,000)              8,000
                                             -----------         -----------
NET INCOME                                   $   647,874         $   388,167
                                             ===========         ===========




Per common share amounts:                    $       .08         $       .05
                                             ===========         ===========




Average common shares outstanding:             8,161,052           8,096,077


See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)




  ASSETS                                      JULY 28, 1996        APRIL 28, 1996
                                              -------------        --------------
CURRENT ASSETS

  Cash and cash equivalents                   $    296,817         $    283,003

  Accounts receivable, less
   allowance for losses of $250,000              6,624,292            5,934,528

  Inventories:
   Finished products                             1,330,211            1,357,610
   Work in process                               1,337,267            1,136,200
   Materials                                     2,972,026            3,181,670
                                              ------------         ------------
                                                 5,639,504            5,675,480

  Deferred income taxes, net                       363,200              300,540
  Prepaid expenses                                 309,501              131,843
                                              ------------         ------------
  TOTAL CURRENT ASSETS                          13,233,314           12,325,394


Equipment                                        6,337,008            6,243,454
  Accumulated depreciation (deduction)          (5,108,907)          (5,019,466)
                                              ------------         ------------
                                                 1,228,101            1,223,988


License, Technology, Patents and Other           7,634,751            7,732,059
  Accumulated amortization (deduction)          (3,176,648)          (3,177,539)
                                              ------------        -------------
                                                 4,458,103            4,554,520

Deferred income taxes, net                         771,800              719,460
                                              ------------         ------------
                                              $ 19,691,318         $ 18,823,362
                                              ============         ============


See accompanying notes

                         NOVAMETRIX MEDICAL SYSTEMS INC.

LIABILITIES AND SHAREHOLDERS' EQUITY                         JULY 28, 1996        APRIL 28, 1996
                                                             -------------        --------------
CURRENT LIABILITIES
  Current portion long-term debt                             $  1,225,000         $  1,225,000
  Accounts payable                                              1,203,770            1,243,490
  Accrued expenses                                              1,822,992            1,492,990
                                                             ------------         ------------
   TOTAL CURRENT LIABILITIES                                    4,251,762            3,961,480

Long-term debt, less current portion                            1,208,333            1,333,333

Redeemable Preferred Stock, $1 par value,
  40,000 shares at redemption and liquidation value             1,000,000            1,000,000

SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized
    20,000,000 shares, issued 7,055,964
    at July 28, 1996 and 6,985,964 at April 28, 1996,
    including 338,452 Treasury shares                              70,560               69,860

  Additional paid-in capital                                   28,116,394           28,054,794

  Retained-earnings deficit                                   (12,468,693)         (13,109,067)

  Treasury stock                                               (2,487,038)          (2,487,038)
                                                             ------------         ------------
                                                               13,231,223           12,528,549
                                                             ------------         ------------
                                                             $ 19,691,318         $ 18,823,362
                                                             ============         ============


See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                             QUARTER           QUARTER
                                                              ENDED             ENDED
                                                          JULY 28, 1996     JULY 30, 1995
                                                          -------------     -------------
OPERATING ACTIVITIES
 Net income                                                 $ 647,874         $ 388,167
 Adjustments to reconcile net income
  to net cash provided by operating activities
    Depreciation                                               94,330            98,260
    Amortization                                              130,836           124,599
    Deferred income taxes                                    (115,000)
    Changes in operating assets and liabilities
       Increase in accounts receivable                       (689,764)          (11,716)
       Decrease (increase) in inventories                      35,976          (342,534)
        Increase in prepaid expenses                         (177,658)           (8,504)
       (Decrease) increase in accounts payable                (39,720)            3,288
       Increase (decrease) in accrued expenses                330,002          (144,696)

                                                            ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     216,876           106,864

INVESTING ACTIVITIES
 Purchases of equipment                                       (98,443)          (99,961)
 Purchases of license, technology, patents and other          (34,419)          (37,842)

                                                            ---------         ---------
NET CASH USED BY INVESTING ACTIVITIES                        (132,862)         (137,803)

FINANCING ACTIVITIES
 Principal payments on borrowings                            (125,000)         (125,000)
 Dividends on Preferred Stock                                  (7,500)          (18,750)
 Net proceeds from sales of Common Stock                       62,300           171,758

NET CASH (USED) PROVIDED BY FINANCING                     -----------    --------------
    ACTIVITIES                                                (70,200)           28,008

INCREASE (DECREASE) IN CASH                                ----------     -------------
    AND CASH EQUIVALENTS                                       13,814            (2,931)

Cash and cash equivalents at beginning of period              283,003           272,033
                                                            ---------         ---------
Cash and cash equivalents at end of period                  $ 296,817         $ 269,102
                                                            =========         =========

See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 28, 1996


NOTE 1 -- BASIS OF PRESENTATION: The condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 28, 1996 are not necessarily indicative of the results that may be expected for the year ending April 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 28, 1996.


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


NOTE 3 -- COMMITMENTS AND CONTINGENCIES: In January 1996, the Company entered into an operating lease for a larger facility to house the Company's main plant and executive offices. During August 1996 construction of the new facility was completed and the Company relocated from its former leased facilities. The new lease, which commences with the Company's occupancy, has an initial term of 12 years at a base rent of $34,035 per month subject to adjustment in years six and eleven. The lease also contains an option to purchase after five years and is renewable for an additional five-year term.

The Company is a party to various legal proceedings generally incidental to its business. Management believes that none of such legal proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


NOTE 4 -- INCOME TAXES: SFAS No. 109 requires the reduction of the deferred tax asset by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. The Company reduced its valuation allowance by $115,000 as of July 28, 1996 due to the Company's continued improvement in earnings and increased probability of future taxable income. Based upon the weight of available evidence, in the opinion of the Company's management, the Company will more likely than not generate sufficient taxable income to fully utilize the net deferred tax asset recorded on the balance sheet at July 28, 1996.

NOTE 5 -- SUBSEQUENT EVENT: On July 29, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Andros Holdings Inc. ("Andros"). Andros manufactures non-dispersive infrared gas analyzers for medical, automotive and environmental applications. The combined company, which will retain the Novametrix name, would have recorded sales of $67 million for the fiscal year ended April 28, 1996, on a proforma basis as compared to Novametrix stand-alone sales of $25 million for the same period. Under the Merger Agreement, the Company will issue to the stockholders of Andros shares of Novametrix common stock constituting 45% of the combined company at the effective time of the merger and anti-dilution rights enabling such stockholders to maintain, without additional payment, such 45% ownership level if options and warrants of the Company which are outstanding at the effective time of the merger are exercised. The merger is expected to close during November 1996.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


RESULTS OF OPERATIONS

     Operating results for the first quarter of Fiscal 1997 ended July 28, 1996 were improved compared to the first quarter ended July 30, 1995. Net sales for the first quarter increased to approximately $6,422,000 compared to approximately $6,081,000 for the first quarter of the prior fiscal year. Income before income taxes increased by 38% for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 while net income increased by 67% to approximately $648,000 or $.08 per share for the first quarter of fiscal 1997 compared to net income of approximately $388,000 or $.05 per share reported for the first quarter of the prior fiscal year. Net income for the first quarter of fiscal 1997 includes an income tax benefit of $115,000 or $.01 per share pertaining to the reduction of the Company's deferred tax asset valuation allowance.

     Net sales increased by 6% when comparing the quarter ended July 28, 1996 to the quarter ended July 30, 1995. The increase was led by continued growth in sales to international customers and original equipment manufacturers (OEMs) which were slightly offset by a modest decrease in domestic hospital sales.

     Cost of products sold as a percentage of net sales was unchanged overall at 43% for the first quarter of fiscal 1997 compared to the first quarter of the prior fiscal year. The Company's continued focus on product cost improvements and new product development is expected to have a favorable effect on margins during the remainder of fiscal 1997.

     Research and product development ("R&D") expenses increased by approximately $114,000 or 17% for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. The increase was primarily due to higher levels of salaries and related fringe benefits, development materials, and outside professional services, and corresponds to the Company's aggressive product development efforts. The Company expects to maintain its on-going R&D spending levels at approximately 10% of net sales to continue to enhance its competitive position.

     Selling, general and administrative ("S,G&A") expenses decreased by approximately $35,000 or 2% for the first three months of fiscal 1997 compared to the first three months of the prior fiscal year. The decreases in S,G&A resulted primarily from cost efficiencies generated in both the international sales and field service areas which were partially offset by increases in domestic sales expense related to the Company's efforts to strengthen its U.S. sales operations. Marketing expenditures increased modestly for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 due to increased personnel related costs and increased travel related expenses to support the Company's expanded clinical activities. Administrative expenses for the three months ended July 28, 1996 remained at the same levels as the three months ended July 30, 1995.

     Interest expense decreased by approximately $23,000 or 30% for the quarter ended July 28, 1996 compared to the quarter ended July 30, 1995. The improvement resulted primarily from reduced bank debt levels as a result of scheduled principal payments.

     Income taxes for the first quarter of fiscal 1997 include $15,000 of current income tax expense calculated on an alternative minimum tax basis due to the Company's net operating loss carryforwards. In addition, the Company reduced its deferred tax asset valuation allowance and recognized a benefit of $115,000 due to continued improvement in earnings and increased probability of future taxable income. Management will continue to evaluate whether further reductions in the valuation allowance are warranted based on future operating performance and other relevant factors.

     The Company's backlog of firm orders aggregated approximately $3,619,000 as of July 28, 1996 compared to approximately $4,292,000 as of April 28, 1996. Except for orders pursuant to long-term OEM agreements, the Company traditionally ships its products on a current basis. As such, the Company does not consider its backlog at any time to be a meaningful indicator of future sales.


LIQUIDITY AND SOURCES OF CAPITAL

     The Company had working capital of approximately $8,982,000 at July 28, 1996 compared to working capital of approximately $8,364,000 at April 28, 1996. The Company's current ratio of 3.1 to 1 remained unchanged at July 28, 1996 from April 28, 1996. The increase in working capital of approximately $618,000 was primarily generated by increases in accounts receivable and prepaid expenses, offset by increases in accrued expenses. The Company had additional borrowing capacity of approximately $1,525,000 available for working capital needs under its revolving credit facility at both July 28, 1996 and April 28, 1996. Further, the Company has additional funds available from the net proceeds of approximately $5,600,000 associated with the potential exercise of Class A and Class B Warrants issued with the Company's June 1994 offering and redeemable by the Company under specified conditions.

     Approximately $217,000 of cash was provided by operations for the three months ended July 28, 1996 compared to approximately $107,000 for the three months ended July 30, 1995. Increases in net income before depreciation, amortization and deferred income tax benefits combined with increases in accrued expenses, partially offset by increases in accounts receivable and prepaid expense, accounted for the increase.

     The Company expects cash from operations to sufficiently fund its planned operating requirements for fiscal 1997 and that additional funds, if needed, could be obtained from the unused portion of the Company's revolving credit facility, the exercise of the warrants associated with the June 1994 offering, or from various other sources on commercially reasonable terms.

                           PART II- OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits: The exhibits required to be filed as part of the Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

    (b) Reports on Form 8-K: On July 29, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission in which it reported that an Agreement and Plan of Merger (the "Merger") had been executed between Novametrix Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of the Company and Andros Holdings Inc. ("Andros"), a Delaware corporation and subsidiary of Genstar Capital Partners II, L.P.("Genstar"), a Delaware limited partnership. Under the terms of the Merger, which has been unanimously approved by the Boards of Directors of both the Company and Andros as well as by Genstar as principal stockholder of Andros, the Company will issue to the stockholders of Andros and reserve for issuance to option and warrant holders of Andros, the following: (1) shares of Common Stock of the Company constituting 45 percent of the combined company at the effective time of the Merger, and (2) anti-dilution rights enabling such holders to maintain, without additional payment, such 45 percent ownership as the Company's options and warrants outstanding at the effective time of the Merger are exercised.

         The Merger, which is subject to customary closing conditions, including the approval of the stockholders of the Company, bank lender's consents and the expiration of the relevant waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, is expected to close during November 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             NOVAMETRIX MEDICAL SYSTEMS INC.




        Dated:    September 9, 1996            s/WILLIAM J. LACOURCIERE
                                               ------------------------
                                                 William J. Lacourciere
                                                 Chairman of the Board,
                                                 President and
                                                 Chief Executive Officer



        Dated:    September 9, 1996            s/JOSEPH A. VINCENT
                                               -------------------
                                                 Joseph A. Vincent, CMA
                                                 Vice President Finance,
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer

                                INDEX TO EXHIBITS
                                                                       PAGE


11   Statement Re:  Computation of Per Share Earnings                   14

27   Financial Data Schedule                                            15