Form 10-Q
period 1996-10-27
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1996-12-10
CIK 310450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  October 27, 1996

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                to            .

Commission file number 20-8969

                         NOVAMETRIX MEDICAL SYSTEMS INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                            06-0977422
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

                    56 Carpenter Lane, Wallingford, CT 06492
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (203) 265-7701

   --------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X   NO
                                   -----    -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value: 7,165,930 shares issued and outstanding as of November 29, 1996



                                  Page 1 of 17
                          Index to Exhibits at Page 15

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                      INDEX

                                                                                        PAGE
PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Statements of Operations (Unaudited) -
           Quarters ended October 27, 1996 and October 29, 1995                            3
           Six month periods ended October 27, 1996 and October 29, 1995                   4

         Condensed Consolidated Balance Sheets (Unaudited) -
           October 27, 1996 and April 28, 1996                                             5

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
           Six month periods ended October 27, 1996 and October 29, 1995                   7

         Notes to Condensed Consolidated Financial Statements
           (Unaudited) - October 27, 1996                                                  8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                10
                  CONDITION AND RESULTS OF OPERATIONS



PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION                                                                13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 13


SIGNATURES                                                                                14

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 QUARTER ENDED     QUARTER ENDED
                                                OCTOBER 27, 1996  OCTOBER 29, 1995
                                                ----------------  ----------------
Net sales                                         $ 6,591,346        $6,148,356

Costs and expenses:
  Cost of products sold                             2,840,473         2,667,922
  Research and product development                    842,662           658,521
  Selling, general and administrative               2,264,158         2,264,167
  Interest                                             46,769            74,710
  Other expense                                         1,126            18,072
                                                  -----------        ----------
                                                    5,995,188         5,683,392
                                                  -----------        ----------
INCOME BEFORE INCOME TAXES                            596,158           464,964

Income tax (benefit) provision                       (100,000)            8,000
                                                  -----------        ----------
NET INCOME                                        $   696,158        $  456,964
                                                  ===========        ==========

Per common share amounts:

  Primary                                         $       .09        $      .06
                                                  ===========        ==========
  Fully Diluted                                   $       .08        $      .06
                                                  ===========        ==========

Weighted average common shares outstanding:

  Primary                                           8,153,379         7,926,223

  Fully Diluted                                     8,359,407         7,926,223


See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 SIX MONTHS ENDED   SIX MONTHS ENDED
                                                 OCTOBER 27, 1996   OCTOBER 29, 1995
                                                 ----------------   ----------------
Net sales                                         $ 13,013,347        $12,228,865

Costs and expenses:
  Cost of products sold                              5,578,844          5,258,190
  Research and product development                   1,641,956          1,343,774
  Selling, general and administrative                4,541,312          4,576,499
  Interest                                              99,059            149,532
  Other expense                                          8,144             39,739
                                                  ------------        -----------
                                                    11,869,315         11,367,734
                                                  ------------        -----------
INCOME BEFORE INCOME TAXES                           1,144,032            861,131

Income tax (benefit) provision                        (200,000)            16,000
                                                  ------------        -----------
NET INCOME                                        $  1,344,032        $   845,131
                                                  ============        ===========

Per common share amounts:

  Primary                                         $        .17        $       .11
                                                  ============        ===========
  Fully Diluted                                   $        .16        $       .11
                                                  ============        ===========

Weighted average common shares outstanding:

  Primary                                            7,980,756          8,004,736

  Fully Diluted                                      8,328,146          8,004,736


See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

  ASSETS                                    OCTOBER 27, 1996     APRIL 28, 1996
  ------                                    ----------------     --------------
CURRENT ASSETS

  Cash and cash equivalents                  $    302,019        $    283,003

  Accounts receivable, less
   allowance for losses of $250,000             7,758,509           5,934,528

  Inventories:
   Finished products                            1,617,396           1,357,610
   Work in process                              1,484,832           1,136,200
   Materials                                    2,618,399           3,181,670
                                             ------------        ------------
                                                5,720,627           5,675,480

  Deferred income taxes, net                      400,000             300,540
  Prepaid expenses                                997,676             131,843
                                             ------------        ------------
  TOTAL CURRENT ASSETS                         15,178,831          12,325,394


Equipment                                       6,793,875           6,243,454
  Accumulated depreciation (deduction)         (5,105,974)         (5,019,466)
                                             ------------        ------------
                                                1,687,901           1,223,988


License, Technology, Patents and Other          7,746,518           7,732,059
  Accumulated amortization (deduction)         (3,427,764)         (3,177,539)
                                             ------------        ------------
                                                4,318,754           4,554,520

Deferred income taxes, net                        850,000             719,460
                                             ------------        ------------
                                             $ 22,035,486        $ 18,823,362
                                             ============        ============


See accompanying notes

                         NOVAMETRIX MEDICAL SYSTEMS INC.


LIABILITIES AND SHAREHOLDERS' EQUITY                         OCTOBER 27, 1996     APRIL 28, 1996
------------------------------------                         ----------------     --------------
CURRENT LIABILITIES
  Current portion long-term debt                              $  1,999,676        $  1,225,000
  Accounts payable                                               1,588,915           1,243,490
  Accrued expenses                                               1,818,320           1,492,990
                                                              ------------        ------------
   TOTAL CURRENT LIABILITIES                                     5,406,911           3,961,480

Long-term debt, less current portion                             1,177,709           1,333,333

Redeemable Preferred Stock, $1 par value,
  40,000 shares at redemption and liquidation value              1,000,000           1,000,000

SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized
   20,000,000 shares, issued 7,500,382
   at October 27, 1996 and 6,985,964 at April 28, 1996,
   including 338,452 Treasury shares                                75,004              69,860

  Additional paid-in capital                                    28,642,935          28,054,794

  Retained-earnings deficit                                    (11,780,035)        (13,109,067)

  Treasury stock                                                (2,487,038)         (2,487,038)
                                                              ------------        ------------
                                                                14,450,866          12,528,549
                                                              ------------        ------------
                                                              $ 22,035,486        $ 18,823,362
                                                              ============        ============

See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            SIX MONTHS         SIX MONTHS
                                                               ENDED              ENDED
                                                         OCTOBER 27, 1996    OCTOBER 29, 1995
                                                         ----------------    ----------------
OPERATING ACTIVITIES
 Net income                                                 $ 1,344,032        $ 845,131
 Adjustments to reconcile net income
  to net cash (used) provided by operating activities
    Depreciation                                                194,743          200,291
    Amortization                                                261,790          242,997
    Deferred income taxes                                      (230,000)
    Changes in operating assets and liabilities
       Increase in accounts receivable                       (1,823,981)          (2,848)
       Increase in inventories                                  (45,147)        (368,726)
       Increase in prepaid expenses                            (865,833)         (15,704)
       Increase (decrease) in accounts payable                  345,425          (90,231)
       Increase (decrease) in accrued expenses                  325,330         (387,851)
                                                            -----------        ---------
 NET CASH (USED) PROVIDED BY OPERATING
     ACTIVITIES                                                (493,641)         423,059

INVESTING ACTIVITIES
 Purchases of equipment                                        (509,604)        (215,788)
 Purchases of license, technology, patents and other            (26,024)        (106,878)
                                                            -----------        ---------
NET CASH USED BY INVESTING ACTIVITIES                          (535,628)        (322,666)

FINANCING ACTIVITIES
 Proceeds from borrowings                                       720,000
 Principal payments on borrowings                              (250,000)        (250,000)
 Dividends on Preferred Stock                                   (15,000)         (37,500)
 Net proceeds from sales of Common Stock                        593,285          190,797
                                                            -----------        ---------
NET CASH PROVIDED (USED) BY FINANCING
    ACTIVITIES                                                1,048,285          (96,703)
                                                            -----------        ---------
INCREASE IN CASH AND CASH EQUIVALENTS                            19,016            3,690

Cash and cash equivalents at beginning of period                283,003          272,033
                                                            -----------        ---------
Cash and cash equivalents at end of period                  $   302,019        $ 275,723
                                                            ===========        =========
NON-CASH INVESTING ACTIVITIES:
 Capital lease obligation                                   $   149,052


See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 27, 1996

NOTE 1 -- BASIS OF PRESENTATION: The condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended October 27, 1996 are not necessarily indicative of the results that may be expected for the year ending April 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 28, 1996.


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


NOTE 3 -- CONTINGENCIES: The Company is a party to various legal proceedings generally incidental to its business. Management believes that none of such legal proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


NOTE 4 -- INCOME TAXES: SFAS No. 109 requires the reduction of the deferred tax asset by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. The Company reduced its valuation allowance by $230,000 during the first six months of fiscal 1997 due to the Company's continued improvement in earnings and increased probability of future taxable income. Based upon the weight of available evidence, in the opinion of the Company's management, the Company will more likely than not generate sufficient taxable income to fully utilize the net deferred tax asset recorded on the balance sheet at October 27, 1996.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   (CONTINUED)

NOTE 5 -- DEBT:  Long-term debt consists of:

                                        OCTOBER 27, 1996   APRIL 28, 1996
                                        ----------------   --------------
Term loan to bank                          $1,333,333       $1,583,333
Note payable to bank under
 revolving credit agreement                 1,695,000          975,000
Capital lease obligation                      149,052
                                           ----------       ----------
                                            3,177,385        2,558,333

Less current portion                        1,999,676        1,225,000
                                           ----------       ----------
Long-term debt, less current portion       $1,177,709       $1,333,333
                                           ==========       ==========

Effective October 25, 1996, the Company amended its revolving credit facility with its bank to extend the maturity of the agreement to August 31, 1998 and to increase the maximum available borrowings under the agreement from $2,500,000 to $3,500,000. The new agreement also includes a reduction in the interest rate from LIBOR (London Interbank Offered Rate) plus 2 1/2% to LIBOR plus 2% (7.379% at October 27, 1996). All other terms of the agreement remain unchanged.

During August 1996, the Company entered into a lease agreement for the purchase of certain computer equipment. Based upon the terms of the agreement, the Company has recorded the transaction as a capital lease.


NOTE 6 -- SUBSEQUENT EVENT: On July 29, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Novametrix Acquisition Corp., a wholly owned subsidiary of the Company, and Andros Holdings Inc. ("Andros"). Andros manufactures non-dispersive infrared gas analyzers for medical, automotive and environmental applications. Under the Merger Agreement, which was amended on October 18, 1996, the Company would issue to the stockholders of Andros shares of Novametrix Common Stock constituting 38% of the combined company at the effective time of the merger and anti-dilution rights enabling such stockholders to maintain without additional payment, such 38% ownership level if options and warrants of the Company which are outstanding at the effective time of the merger are exercised. In addition, such stockholders would receive up to an additional 5% of the shares of Novamatrix Common Stock (based upon the capitalization of Novametrix immediately after the Merger) in the event that Andros' revenues or the combined company's consolidated earnings before interest, taxes, depreciation and amortization for the fiscal year ending May 3, 1998 exceed certain targets.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   (CONTINUED)

On November 25, 1996, the Company held its Annual Meeting of Stockholders to take action on the following proposals: (i) Approve the issuance of the number of shares of the Company's Common Stock contemplated by the Merger Agreement,
(ii) Approve the Company's 1996 Long Term Incentive Plan, (iii) Elect the two Class A directors, and (iv) Ratify the Board of Directors' selection of Ernst & Young LLP to serve as the Company's independent auditors for the 1997 fiscal year. This followed a proxy contest with a 13D stockholders group who opposed the merger, long-term incentive plan, and management's director nominees and who proposed an alternative slate of two nominees as Class A directors.

While initial indications are that the stockholders group prevailed, the results have not yet been certified by the inspectors of the vote and, depending on the official outcome, the Company is studying its options. Management believes that it remains more likely than not that the merger will ultimately be consummated. However, should the merger not occur, the Company would recognize approximately $800,000 of merger related expenses in a future reporting period.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Operating results for both the second quarter and first six months of fiscal 1997 ended October 27, 1996 were improved compared to the corresponding periods of the prior fiscal year ended October 29, 1995. Net income for the second quarter ended October 27, 1996 increased by 52% to approximately $696,000 or $.09 per share ($.08 per share fully diluted) from $457,000 or $.06 per share (primary and fully-diluted) for the second quarter of the prior fiscal year ended October 29, 1995. Net income for the first six months of fiscal 1997 increased 59% to approximately $1,344,000 or $.17 per share ($.16 per share fully diluted) from $845,000 or $.11 per share (primary and fully diluted) for the first six months of fiscal 1996. Results for the second quarter and first six months of fiscal 1997 include a deferred income tax benefit of $115,000 ($.01 per share) and $230,000 ($.03 per share), respectively. Without this benefit, net income increased by 27% and 32%, respectively, when comparing the second quarter and first six months of fiscal 1997 to the corresponding periods of fiscal 1996.

     Revenues for the second quarter of fiscal 1997 increased 7% to approximately $6,591,000 compared to $6,148,000 for the second quarter of fiscal 1996. The increase in sales was primarily led by an increase in sales to original equipment manufacturers (OEMs). Revenues for the first six months of fiscal 1997 increased by 6% to approximately $13,013,000 compared to $12,229,000 reported for the first six months of fiscal 1996. Higher levels of OEM sales and international sales contributed to the increase.

     Cost of products sold as a percentage of net sales was 43% for both the second quarter and first six months of fiscal 1997 which was consistent with the 43% reported for both of the corresponding periods of the prior fiscal year. The Company's continued focus on product cost improvements and new product introductions are expected to have a favorable effect on margins during the remainder of fiscal 1997.

     Research and product development ("R&D") expenses increased by approximately $184,000 or 28% for the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. R&D expenses increased by approximately $298,000 or 22% for the first six months of fiscal 1997 compared to the first six months of fiscal 1996. The increase for both periods was primarily due to higher levels of salaries and related fringe benefits, development materials, and outside professional services, and corresponds to the Company's vigorous product development efforts. R&D spending is expected to remain at approximately 11% or 12% for the balance of fiscal 1997 in conjunction with the Company's business plans.

     Selling, general and administrative ("S,G&A") expenses remained unchanged at approximately $2,264,000 for the second quarter of fiscal 1997,the same as the second quarter of the prior fiscal year. S,G&A expenses decreased by approximately $35,000 or 1% for the first six months of fiscal 1997 compared to the first six months of the prior fiscal year. For both periods reported, reductions in sales travel and entertainment expenses, international sales overhead costs, sales commission expenses and service related expenditures were offset by increases in marketing salaries and related fringe benefits, marketing promotional expenditures and legal, financial, and shareholder related expenses.

     Interest expense decreased by approximately $28,000 or 37% for the quarter ended October 27, 1996 and by approximately $50,000 or 34% for the first six months of fiscal 1997 compared to the corresponding periods of the prior fiscal year. The improvement resulted primarily from reduced bank debt levels as a result of scheduled principal payments which was slightly offset by higher borrowing costs resulting from an increase in the revolving line-of-credit balance at October 27, 1996.

     Income taxes for the second quarter and six months ended October 27, 1996 include $15,000 and $30,000, respectively, of current income tax expense calculated on an alternative minimum tax basis due to the Company's net operating loss carryforwards. In addition, the Company reduced its deferred tax asset valuation allowance and recognized a benefit of $115,000 in each of the first two quarters of fiscal 1997 due to the continued improvement in earnings and increased probability of future taxable income. Management continues to evaluate whether further reductions in the valuation allowance are warranted based on the future operating performance and other relevant factors.

     The Company's backlog of firm orders aggregated approximately $4,143,000 as of October 27, 1996 compared to approximately $4,292,000 as of April 28, 1996. Except for orders pursuant to long-term OEM agreements, the Company traditionally ships its products on a current basis. As such, the Company does not consider its backlog levels to be a meaningful indicator of future sales.

LIQUIDITY AND SOURCES OF CAPITAL


     The Company had working capital of approximately $9,772,000 at October 27, 1996 compared to approximately $8,364,000 at April 28, 1996. The increase in working capital of approximately $1,408,000 was primarily generated by an increase in accounts receivable of approximately $1,824,000 largely due to a delayed payment of approximately $1,394,000 which was paid subsequent to October 27, 1996, and to an increase in prepaid expenses of approximately $866,000 primarily due to costs related to the proposed merger. These increases were partially offset by increases in accounts payable and accrued expenses of nearly $671,000 and an increase in the Company's revolving line-of-credit balance of $720,000. The increase in the line-of-credit was also due to the delay in payment referred to above. As a result, the Company's current ratio decreased to
2.8 to 1 at October 27, 1996 from 3.1 to 1 at April 28, 1996.

     Effective October 25, 1996, the Company's revolving loan agreement with its bank was amended to increase its available borrowing capacity to $3,500,000 from $2,500,000. In addition, the rate of interest charged on borrowed funds was reduced by 1/2 % to LIBOR (London Interbank Offered Rate) plus 2% (7.379% at October 27, 1996). As of October 27, 1996, approximately $1,805,000 was available for working capital needs under its revolving credit facility compared to $1,525,000 at April 28, 1996. Further, the Company has additional funds that could be available from the net proceeds of approximately $5,600,000 associated with the potential exercise of Class A and Class B Warrants issued under the Company's June 1994 offering and redeemable by the Company under specified conditions.

     Approximately $494,000 of cash was used by operations for the six months ended October 27, 1996 compared to approximately $423,000 of cash provided for the six months ended October 29, 1995. Increases in net income before depreciation, amortization and deferred income tax benefits combined with increases in accrued expenses, were partially offset by increases in accounts receivable primarily impacted by the $1,394,000 delayed payment and increases in prepaid expense.

     The Company expects cash from operations to sufficiently fund its planned operating requirements for fiscal 1997 and that additional funds, if needed, could be obtained from the expanded, unused portion of the Company's revolving credit facility, the exercise of the warrants associated with the June 1994 offering, or from various other sources on commercially reasonable terms.

     This Quarterly Report contains forward-looking statements about the Company's projected operating results. The Company's ability to achieve its projected results is dependent upon a variety of factors, many of which are outside of management's control, including, without limitation, an unanticipated slowdown in the healthcare industry, unanticipated technological developments which affect the competitiveness of the Company's products, or an unanticipated loss of business. The Company does not intend to update publicly any of the forward-looking statements contained herein.

                           PART II- OTHER INFORMATION

ITEM 5.  Other Information.

(a) On July 29, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, Novametrix Acquisition Corp., a wholly owned subsidiary of the Company, and Andros Holdings Inc. ("Andros"). Andros manufactures non-dispersive infrared gas analyzers for medical, automotive and environmental applications. Under the Agreement, which was amended on October 18, 1996, the Company would issue to the stockholders of Andros shares of Novametrix common stock constituting 38% of the combined company at the effective time of the merger and anti-dilution rights enabling such stockholders to maintain without additional payment, such 38% ownership level if options and warrants of the Company which are outstanding at the effective time of the merger are exercised. In addition, such stockholders would receive up to an additional 5% of the shares of Novamatrix common stock (based upon the capitalization of Novametrix immediately after the Merger) in the event that Andros' revenues or the combined company's consolidated earnings before interest, taxes, depreciation and amortization for the fiscal year ending May 3, 1998 exceed certain targets.

         On November 25, 1996, the Company held its Annual Meeting of Stockholders to take action on the following proposals: (i) Approve the issuance of the number of shares of the Company's Common Stock contemplated by the Merger Agreement, (ii) Approve the Company's 1996 Long Term Incentive Plan, (iii) Elect two Class A directors, and (iv) Ratify the Board of Directors selection of Ernst & Young LLP to serve as the Company's independent auditors for the 1997 fiscal year. This followed a proxy contest with a 13D stockholders group who opposed the merger, long-term incentive plan, and management's director nominees, and who proposed an alternative slate of two nominees as Class A directors.

         While initial indications are that the shareholders group prevailed, the results have not yet been certified by the inspectors of the vote and, depending on the official outcome, the Company is studying its options. Management believes that it remains more likely than not that the merger will ultimately be consummated. However, should the merger not occur, the Company would recognize approximately $800,000 of merger related expenses in a future reporting period.


ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits: The exhibits required to be filed as part of the Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

(b) Reports on Form 8-K: On August 5, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission. For further information, please refer to the Company's Quarterly Report on Form 10Q for the period ended July 28, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              NOVAMETRIX MEDICAL SYSTEMS INC.




        Dated:    December 10, 1996           s/WILLIAM J. LACOURCIERE
                  -----------------           ---------------------------
                                              William J. Lacourciere
                                              Chairman of the Board,
                                              President and
                                              Chief Executive Officer



        Dated:    December 10, 1996           s/JOSEPH A. VINCENT
                  -----------------           ---------------------------
                                              Joseph A. Vincent, CMA
                                              Vice President Finance,
                                              Chief Financial Officer and
                                              Principal Accounting Officer

                                INDEX TO EXHIBITS


                                                                           PAGE


          11   Statement Re:  Computation of Per Share Earnings             16



          27   Financial Data Schedule                                      17