Form 10-Q
period 1997-01-26
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1997-03-12
CIK 310450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  January 26, 1997

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________to ________.

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

   __________________________________________________________________________
              (Former name, former address and former fiscal year
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES __X__ NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value: 7,186,087 shares issued and outstanding as of February 28, 1997



                                  Page 1 of 18
                          Index to Exhibits at Page 16

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                      INDEX



                                                                            PAGE
PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Statements of Operations (Unaudited) -
           Quarters ended January 26, 1997 and January 28, 1996                3
           Nine month periods ended January 26, 1997 and January 28, 1996      4

         Condensed Consolidated Balance Sheets (Unaudited) -
           January 26, 1997 and April 28, 1996                                 5

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
           Nine month periods ended January 26, 1997 and January 28, 1996      7

         Notes to Condensed Consolidated Financial Statements
           (Unaudited) - January 26, 1997                                      8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         10


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      14


SIGNATURES                                                                    15

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                 QUARTER ENDED       QUARTER ENDED
                                               JANUARY 26, 1997     JANUARY 28, 1996
                                               ----------------     ----------------

Net sales                                         $ 7,255,157         $6,245,318

Costs and expenses:
  Cost of products sold                             3,212,517          2,774,054
  Research and product development                    814,182            654,316
  Selling, general and administrative               2,342,447          2,223,644
  Interest                                             64,896             70,039
  Non-recurring expense                             2,149,910
  Other expense                                         1,065             18,098
                                                  -----------         ----------
                                                    8,585,017          5,740,151
                                                  -----------         ----------
(LOSS) INCOME  BEFORE INCOME TAXES                 (1,329,860)           505,167

Income tax (benefit) provision                        (50,000)             8,000
                                                  -----------         ----------
NET (LOSS) INCOME                                 $(1,279,860)        $  497,167
                                                  ===========         ==========


Per common share amounts:

  Primary                                         $     (0.16)        $      .06
                                                  ===========         ==========
  Fully Diluted                                   $     (0.16)        $      .06
                                                  ===========         ==========

Weighted average common shares outstanding:

  Primary                                           8,244,627          8,074,887

  Fully Diluted                                     8,247,536          8,391,233



See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                 NINE MONTHS ENDED    NINE MONTHS ENDED
                                                 JANUARY 26, 1997     JANUARY 28, 1996
                                                 ----------------     ----------------

Net sales                                          $ 20,268,504         $18,474,183

Costs and expenses:
  Cost of products sold                               8,791,361           8,032,244
  Research and product development                    2,456,138           1,998,090
  Selling, general and administrative                 6,883,759           6,800,143
  Interest                                              163,955             219,571
  Non-recurring expense                               2,149,910
  Other expense                                           9,209              57,837
                                                   ------------         -----------
                                                     20,454,332          17,107,885
                                                   ------------         -----------
(LOSS) INCOME BEFORE INCOME TAXES                      (185,828)          1,366,298

Income tax (benefit) provision                         (250,000)             24,000
                                                   ------------         -----------
NET INCOME                                         $     64,172         $ 1,342,298
                                                   ============         ===========


Per common share amounts:

  Primary                                          $        .01         $       .17
                                                   ============         ===========
  Fully Diluted                                             .01         $       .16
                                                   ============         ===========

Weighted average common shares outstanding:

  Primary                                             8,145,708           8,020,296

  Fully Diluted                                       8,382,537           8,369,020



See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

  ASSETS                                    JANUARY 26, 1997      APRIL 28, 1996
  ------                                    ----------------      --------------

  CURRENT ASSETS

  Cash and cash equivalents                   $    167,437         $    283,003

  Accounts receivable, less
   allowance for losses of $250,000              7,886,701            5,934,528

  Inventories:
   Finished products                             1,786,430            1,357,610
   Work in process                               1,554,667            1,136,200
   Materials                                     3,116,338            3,181,670
                                              ------------         ------------
                                                 6,457,435            5,675,480

  Deferred income taxes, net                       415,000              300,540
  Prepaid expenses                                 328,199              131,843
                                              ------------         ------------
  TOTAL CURRENT ASSETS                          15,254,772           12,325,394


Equipment                                        7,394,995            6,243,454
  Accumulated depreciation (deduction)          (5,229,586)          (5,019,466)
                                              ------------         ------------
                                                 2,165,409            1,223,988


License, technology, patents and other           7,804,648            7,732,059
  Accumulated amortization (deduction)          (3,559,308)          (3,177,539)
                                              ------------         ------------
                                                 4,245,340            4,554,520

Deferred income taxes, net                         885,000              719,460
                                              ------------         ------------
                                              $ 22,550,521         $ 18,823,362
                                              ============         ============


See accompanying notes

                         NOVAMETRIX MEDICAL SYSTEMS INC.

LIABILITIES AND SHAREHOLDERS' EQUITY                                JANUARY 26, 1997      APRIL 28, 1996
------------------------------------                                ----------------      --------------

CURRENT LIABILITIES
  Current portion of long-term debt                                   $  1,577,486         $  1,225,000
  Accounts payable                                                       1,934,342            1,243,490
  Accrued expenses                                                       2,493,681            1,492,990
                                                                      ------------         ------------
   TOTAL CURRENT LIABILITIES                                             6,005,509            3,961,480

Long-term debt, less current portion                                     2,322,972            1,333,333

Redeemable Preferred Stock, $1 par value,
  40,000 shares at redemption and liquidation value                      1,000,000            1,000,000

SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized
    20,000,000 shares, issued 7,515,873
    at January 26, 1997 and 6,985,964 at April 28, 1996,
    including 338,452 Treasury shares                                       75,159               69,860

  Additional paid-in capital                                            28,701,314           28,054,794

  Retained-earnings deficit                                            (13,067,395)         (13,109,067)

  Treasury stock                                                        (2,487,038)          (2,487,038)
                                                                      ------------         ------------
                                                                        13,222,040           12,528,549
                                                                      ------------         ------------
                                                                      $ 22,550,521         $ 18,823,362
                                                                      ============         ============


See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              NINE MONTHS         NINE MONTHS
                                                                 ENDED               ENDED
                                                           JANUARY 26, 1997    JANUARY 28, 1996
                                                           ----------------    ----------------
OPERATING ACTIVITIES
 Net income                                                  $    64,172         $ 1,342,298
 Adjustments to reconcile net income
  to net cash (used) provided by operating activities
    Depreciation                                                 320,555             306,828
    Amortization                                                 393,894             382,053
    Deferred income taxes                                       (280,000)
    Changes in operating assets and liabilities
       Increase in accounts receivable                        (1,952,173)           (650,198)
       Increase in inventories                                  (781,955)           (740,700)
       Increase in prepaid expenses                             (196,356)            (10,381)
       Increase in accounts payable                              690,852             129,490
       Increase (decrease) in accrued expenses                 1,000,691            (390,522)
                                                             -----------         -----------
NET CASH (USED) PROVIDED BY OPERATING
    ACTIVITIES                                                  (740,320)            368,868

INVESTING ACTIVITIES
 Purchases of equipment                                         (936,589)           (328,418)
 Purchases of license, technology, patents and other             (84,714)           (136,598)
                                                             -----------         -----------
NET CASH USED BY INVESTING ACTIVITIES                         (1,021,303)           (465,016)

FINANCING ACTIVITIES
 Proceeds from borrowings                                      1,420,000             300,000
 Principal payments on borrowings                               (403,262)           (375,000)
 Dividends on Preferred Stock                                    (22,500)            (56,250)
 Net proceeds from sales of Common Stock                         651,819             232,316
                                                             -----------         -----------
NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                                 1,646,057             101,066
                                                             -----------         -----------
(DECREASE) INCREASE IN CASH AND                                 (115,566)              4,918
     CASH EQUIVALENTS

Cash and cash equivalents at beginning of period                 283,003             272,033
                                                             -----------         -----------
Cash and cash equivalents at end of period                   $   167,437         $   276,951
                                                             ===========         ===========
NON-CASH INVESTING ACTIVITIES:
 Capital lease obligations                                   $   325,387



See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                JANUARY 26, 1997



NOTE 1 -- BASIS OF PRESENTATION: The condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended January 26, 1997 are not necessarily indicative of the results that may be expected for the year ending April 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 28, 1996.


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


NOTE 4 -- INCOME TAXES: SFAS No. 109 requires the reduction of a deferred tax asset by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. The Company reduced its valuation allowance by $280,000 during the first nine months of fiscal 1997 due to the Company's continued improvement in operating earnings and increased probability of future taxable income. Based upon the weight of available evidence, in the opinion of the Company's management, the Company will more likely than not generate sufficient future taxable income to fully utilize the net deferred tax asset recorded on the balance sheet at January 26, 1997.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   (CONTINUED)


NOTE 5 -- DEBT:  Long-term debt consists of:

                                                JANUARY 26, 1997    APRIL 28, 1996
                                                ----------------    --------------
Term loan to bank                                  $1,208,333         $1,583,333
Note payable to bank under
  revolving credit agreement                        2,395,000            975,000
Capital lease obligations                             297,125
                                                   ----------         ----------
                                                    3,900,458          2,558,333

Less current portion                                1,577,486          1,225,000
                                                   ----------         ----------
Long-term debt, less current portion               $2,322,972         $1,333,333
                                                   ==========         ==========


Effective October 25, 1996, the Company amended its revolving credit facility with its bank to extend the maturity of the agreement to August 31, 1998 and to increase the maximum available borrowings under the agreement from $2,500,000 to $3,500,000. The new agreement also includes a reduction in the interest rate from LIBOR (London Interbank Offered Rate) plus 2 1/2% to LIBOR plus 2% (7.4375% at January 26, 1997). All other terms of the agreement remain unchanged.

During fiscal 1997, the Company entered into several lease agreements for the purchase of certain computer hardware and software. Based upon the terms of the agreements, the Company has recorded the transactions as capital leases.


NOTE 6 -- OTHER EVENTS: As a result of the Annual Meeting of Stockholders held November 25, 1996 at which the Company's stockholders voted against the proposed merger with Andros Holdings Inc., and a subsequent meeting of the Board of Directors held January 21, 1997 at which further discussion of the merger was tabled, $2,149,910 of merger and proxy related contest costs were expensed for the quarter ended January 26, 1997.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Operating results for both the quarter and first nine months of fiscal 1997 ended January 26, 1997 (before a non-recurring charge of approximately $2,150,000 associated with the Company's attempted merger and related proxy contest) were significantly improved compared to the corresponding periods of the prior fiscal year ended January 28, 1996. Net income for the third quarter of fiscal 1997 without regard to the non-recurring charges would have been approximately $870,000 or $0.11 per share compared to approximately $497,000 or $0.06 per share for the third quarter of fiscal 1996. Net income for the third quarter of fiscal 1997 also included a deferred tax benefit of $50,000 or $0.01 per share. Net income for the first nine months of fiscal 1997 without regard to the non-recurring charge would have improved to approximately $2,214,000 or $0.27 per share compared to approximately $1,342,000 or $0.17 per share ($0.16 fully diluted) for the first nine months of fiscal 1996. Net income for the nine months ended January 26, 1997 also included a deferred tax benefit of $280,000 or $0.03 per share. Net (loss) income as reported (including the non-recurring charges) for the third quarter and first nine months of fiscal 1997 was approximately $(1,280,000) or $(0.16) per share and approximately $64,000 or $0.01 per share, respectively.

     Revenues for the third quarter of fiscal 1997 increased 16% to approximately $7,255,000 compared to approximately $6,245,000 for the third quarter of fiscal 1996. The increase in revenues was primarily led by an increase in sales to original equipment manufacturers (OEMs). Revenues for the first nine months of fiscal 1997 increased 10% to approximately $20,269,000 compared to $18,474,000 reported for the first nine months of fiscal 1996. Higher levels of OEM sales were again primarily responsible for the increase.

     Cost of products sold as a percentage of net sales was approximately 44% and 43%, respectively, for the third quarter and the first nine months of fiscal 1997. For both periods reported, cost of products sold as a percentage of net sales remained unchanged from the corresponding periods of fiscal 1996. The favorable impact from the Company's continued focus on quality and product cost improvements was offset by product mix for both periods reported.

     Research and product development ("R&D") expenses increased by approximately $160,000 or 24% for the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. R&D expenses increased by approximately $458,000 or 23% for the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. The increase for both periods was primarily due to higher levels of salaries and related fringe benefits, outside professional services, and development materials. In connection with the Company's anticipated fourth quarter launch of three recently introduced products, R&D spending is expected to continue to approximate 11% to 12% of revenues for the balance of fiscal 1997.

     Selling, general and administrative ("S,G&A") expenses increased approximately $119,000 or 5% to approximately $2,342,000 for the third quarter of fiscal 1997 compared to approximately $2,224,000 for the third quarter of fiscal 1996. Increased sales and marketing expenses, including salaries and related fringe benefits, commissions, and travel and entertainment, were partially offset by reduced service expenditures including salaries and related fringe benefits and travel and entertainment costs. For the first nine months of fiscal 1997, S,G&A expenses increased approximately $84,000 or 1% to approximately $6,884,000 compared to the first nine months of fiscal 1996. Increased sales and marketing expenses, including salaries and related fringe benefits, commissions, and promotional costs, and increased G&A expenses, including salaries and related fringe benefits and legal expenses were partially offset by reductions in service expenditures, including salaries and related fringe benefits, materials and travel and entertainment expenses.

     Interest expense decreased by approximately $5,000 or 7% for the quarter ended January 26, 1997 as compared to the quarter ended January 28, 1996. Lower term debt levels were largely offset by increased borrowings against the Company's revolving credit agreement. For the first nine months of fiscal 1997, interest expense decreased by approximately $56,000 or 25% compared to the first nine months of the prior fiscal year. The improvement resulted primarily from reduced bank debt levels as a result of scheduled principal payments which was slightly offset by higher borrowing costs resulting from an increase in the revolving credit facility balance at January 26, 1997.

    Non-recurring expense of approximately $2,150,000 resulted from the Company's attempted merger with Andros Holdings Inc., proxy costs, and the related proxy contest. As a result of the Company's Annual Meeting of Stockholders held on November 25,1996 at which the stockholders voted against the issuance of stock for the proposed merger, and the tabling of further consideration by the Board of Directors, management has expensed the costs associated with the proposed merger and related proxy contest.

     Income taxes for the third quarter and nine months ended January 26, 1997 include $50,000 and $280,000, respectively, of deferred income tax benefits as a result of the Company's continued improvement in earnings from operations (excluding the $2,150,000 of non-recurring expense) and increased probability of future taxable income. For the nine months ended January 26, 1997, the income taxes include $30,000 of current income tax expense calculated on an alternative minimum tax basis due to the Company's net operating loss carryforwards. Management continues to evaluate whether further reductions in the valuation allowance are warranted based on future operating performance and other relevant factors.

     The Company's backlog of firm orders aggregated approximately $4,830,000 as of January 26, 1997 compared to approximately $4,292,000 as of April 28, 1996. Except for orders pursuant to long-term OEM agreements, the Company traditionally ships its products on a current basis. As such, the Company does not consider its backlog levels to be a meaningful indicator of future sales.


LIQUIDITY AND SOURCES OF CAPITAL

     The Company had working capital of approximately $9,249,000 at January 26, 1997 compared to approximately $8,364,000 at April 28, 1996. The increase in working capital of approximately $885,000 was primarily generated by increases in accounts receivable of approximately $1,952,000 and inventory of approximately $782,000. The increase in accounts receivable was primarily caused by delays in payments from international customers and to a lesser degree, the overall expansion in sales for the three months ended January 26, 1997 as compared to the last quarter of fiscal 1996. The growth in inventory was primarily related to additional purchases needed to support higher planned future sales, and new products production planned for the fourth quarter of fiscal 1997. These increases were partially offset by increases in accounts payable and accrued expenses of approximately $1,692,000 and an increase in the current portion of the Company's revolving credit facility of $275,000. These increases were caused by higher inventory and capital equipment purchases, and costs pertaining to the proposed merger and proxy contest. As a result, the Company's current ratio decreased to 2.5 to 1 at January 26, 1997 from 3.1 to 1 at April 28, 1996.

     Effective October 25, 1996, the Company's revolving credit facility with its bank was amended to increase its available borrowing capacity to $3,500,000 from $2,500,000. In addition, the rate of interest charged on borrowed funds was reduced by 1/2% to LIBOR (London Interbank Offered Rate) plus 2% (7.4375% at January 26, 1997). As of January 26, 1997, approximately $1,105,000 was available for working capital needs under the revolving credit facility. Further, the Company has additional funds that could be available under prescribed conditions from the net proceeds of approximately $5,600,000 associated with the potential exercise of Class A and Class B Warrants issued under the Company's June 1994 offering and which are redeemable by the Company under specified conditions.

     Approximately $740,000 of cash was used by operations for the nine months ended January 26, 1997 compared to approximately $369,000 of cash provided for the nine months ended January 28, 1996. A reduction in net income excluding depreciation, amortization, and deferred income taxes of approximately $1,533,000 (primarily caused by the $2,150,000 of proposed merger and proxy related costs) was a primary contributor to the change. Other factors contributing to the $740,000 of cash used by operations include an increase in accounts receivable of approximately $1,952,000 offset by an increase in accounts payable and accrued expenses of $1,692,000.

     Approximately $937,000 of capital equipment was purchased during the nine months ended January 26, 1997 compared to approximately $328,000 for the nine months ended January 28, 1996. Leasehold improvements pertaining to the Company's new facilities occupied as of August 1996, production equipment purchases including tooling, molds and test fixtures required for the Company's new products, and engineering equipment purchases were primarily responsible for the increase. Proceeds of approximately $652,000 from the exercise of stock options and warrants during the first nine months of fiscal 1997 reduced the borrowing required for these expenditures.

     The Company expects cash from operations to adequately fund its planned operating requirements for the balance of fiscal 1997 and that additional funds, if needed, could be obtained from the unused portion of the Company's revolving credit facility, the exercise of the warrants associated with the June 1994 offering, or from other available sources on commercially reasonable terms.

     This Quarterly Report contains forward-looking statements about the Company's projected operating results. The Company's ability to achieve its projected results is dependent upon a variety of factors, many of which are outside of management's control, including without limitation, an unanticipated slowdown in the healthcare industry, unanticipated technological developments which affect the competitiveness of the Company's products, or an unanticipated loss of business. The Company does not intend to update publicly any of the forward-looking statements contained herein.

                             PART II- OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held on November 25, 1996 in New York, New York.

(b)      The following directors were elected as Class A directors at the
         Meeting:

                Paul A. Cote
                Vartan Ghugasian

            The following persons continued in office as directors after the
Meeting:

                 Thomas M. Haythe            (Class C)
                 William J. Lacourciere      (Class C)
                 Photios  T. Paulson         (Class B)
                 Steven J. Shulman           (Class B)

(c)      Matters voted upon at the Meeting were as follows:

         (i) Approve the issuance of shares of the Company's Common Stock contemplated by the Merger Agreement with Andros Holdings Inc.

        Votes For               Votes Against               Withheld/Abstain
        ---------               -------------               ----------------
        2,685,998                 3,570,049                       9,756


         (ii)     Approve the Company's 1996 Long Term Incentive Plan:

        Votes For              Votes Against                Withheld/Abstain
        ---------              -------------                ----------------
        2,584,292                3,633,259                       48,252

         (iii)    Elect two Class A directors:

                                                    Votes For
                                                    ---------
                    Paul A. Cote                    3,509,206
                    Vartan Ghugasian                3,506,444
                    Michael J. Needham              2,714,893
                    Joseph A. Vincent               2,713,893

         (iv) Ratify the Board of Directors selection of Ernst & Young LLP to serve as the Company's independent auditors for the 1997 fiscal year.

      Votes For               Votes Against                Withheld/Abstain
      ---------               -------------                ----------------
      5,568,945                  341,158                        304,890


ITEM 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits: The exhibits required to be filed as part of the Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

         (b) Reports on Form 8-K: There were no reports filed on Form 8-K filed during the quarter ended January 26, 1997.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           NOVAMETRIX MEDICAL SYSTEMS INC.




        Dated:    March 11, 1997                /s/ WILLIAM J. LACOURCIERE
                  --------------                ---------------------------
                                                William J. Lacourciere
                                                Chairman of the Board,
                                                President and
                                                Chief Executive Officer



        Dated:    March 11, 1997                /s/ JOSEPH A. VINCENT
                  --------------                ---------------------------
                                                Joseph A. Vincent, CMA
                                                Vice President Finance,
                                                Chief Financial Officer and
                                                Principal Accounting Officer

                                 INDEX TO EXHIBITS



                                                                       PAGE

          11   Statement Re:  Computation of Per Share Earnings         17

          27   Financial Data Schedule                                  18