Form 10-K
period 1997-04-27
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1997-07-25
CIK 310450

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/X/   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE
      OCTOBER 7, 1996].

For the fiscal year ended April 27, 1997
                                   OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

For the transition period from __________ to _____________

                         Commission file number 20-8969

                         NOVAMETRIX MEDICAL SYSTEMS INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                    06-0977422
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

5 Technology Drive
Wallingford, Connecticut                                  06492
(Address of Principal Executive Offices)                 (Zip Code)

(Registrant's telephone number, including area code) (203) 265-7701

Securities registered under Section 12(b) of the Exchange Act:

                                          Name of each exchange
      Title of each class                  on which registered
      -------------------                  -------------------
            None                                None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock,
$.01 par value          Class A Warrants        Class B Warrants
--------------          ----------------        ----------------
(Title of class)        (Title of class)        (Title of class)


                               Page 1 of 36 pages
                           Exhibit Index at page E-1.

      Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

      Aggregate market value as of July 1, 1997 .............$42,050,150

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value, as of July 1, 1997 ....... 7,246,652 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the documents incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

      Proxy Statement to be dated on or about August 22, 1997 -- Part III

ITEM 1.     BUSINESS.

GENERAL

      Organized in 1978, Novametrix Medical Systems Inc. (the "Company") is engaged in the business of designing, developing, manufacturing and marketing monitors and sensors which provide continuous and non-invasive measurements of a patient's blood gas levels (oxygen and carbon dioxide) and respiratory mechanics (lung pressure, flow and volume). The Company's current product line consists of the following:

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

      The Company also produces several monitors which combine two or more of the above parameters in a single device.

BLOOD GAS MONITORS

      Levels of oxygen and carbon dioxide in the blood are important indicators of the condition of critically ill or injured patients. These levels are particularly important to doctors, nurses, therapists and other clinicians during anesthesia in the operating room, the assessment of a patient in the emergency room, the monitoring of a patient in the intensive care unit and recovery room and throughout respiratory care applications. Healthy people have a normal range of oxygen and carbon dioxide levels in their blood, lungs and other tissue. Also, depending on a person's size and age, there is a range of normal airway and lung pressure, flow and volume levels. By continuously monitoring these ranges, a change in a patient's status can be detected at an early stage and modified before serious deterioration in a patient's condition occurs. In addition, if a patient's blood gas levels or respiratory mechanics are outside their normal ranges, continuous monitoring provides healthcare professionals with important information concerning the progress of the medical treatment undertaken to restore them to within normal ranges.

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

      CAPNOGRAPH MONITORS. The Company's capnographs (or end-tidal carbon dioxide monitors) provide a continuous, non-invasive measurement and display of the amount of carbon dioxide in each breath exhaled by the patient. Clinically, end-tidal carbon dioxide levels have been correlated to a patient's arterial blood carbon dioxide levels. Measurement of these levels provides a simple, non-invasive method of estimating the carbon dioxide levels of the patient. Applications for capnographs include (i) intubation verification - the verification of the introduction of an airway tube into the trachea (air tube) rather than the esophagus (food tube) and the verification of an open and unobstructed airway; (ii) extubation detection - the disclosure of the accidental dislodging from the trachea of an airway tube; (iii) ventilation management through the disclosure of ventilator malfunctions and the proper adjustment of mechanical ventilation to match a patient's condition and needs; and (iv) verification of the effectiveness of cardio-pulmonary resuscitation
(CPR).

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

      The Company recently introduced the TIDAL WAVE(TM) to its line of mainstream capnographs. The TIDAL WAVE (measuring 8" high, 3" wide and 1 1/2" deep and battery operated) is the first hand-held mainstream CO(2) monitor with a graphical waveform on the market. Applications for this monitor include areas outside the traditional bedside setting such as emergency medical services where a smaller, portable monitor is required. The Company also has two bedside capnographs: the CAPNOGARD(R), and the CO(2)SMO(R), a combined capnograph and pulse oximeter. These "mainstream" (on the airway) capnographs are designed to take measurements at the patient's airway through infrared measurements as compared to "sidestream" measurements of exhaled breath which involve the drawing of samples through tubes connected to bedside monitors and which are susceptible to moisture and other secretion contaminants. All models utilize a durable and solid-state sensor developed by the Company. The TIDAL WAVE has a list sales price of approximately $3,500 depending on configuration, the CAPNOGARD has a list sales price of approximately $7,500 and the CO(2)SMO has a list sales price of approximately $9,500.

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

      The Company has a family of pulse oximeters designed to meet the individual needs of clinicians in a variety of settings. Each oximeter utilizes the Company's reusable Superbright(TM) sensors, which provide safe and accurate results on all types of patients, including neonates (an infant less than 28 days old) and poorly perfused patients (patients with insufficient blood flow). The Company's full-featured oximeter, the OXYPLETH(R) provides high visibility of the plethysmographic waveform (a graphic display of arterial pulse, also known as a plethysmogram) through the use of digital technology combined with advanced software developed by the Company. The Model 515B and Model 515C (with plethysmogram) pulse oximeters utilize the same basic technology and software as our more expensive model to provide the same oxygen saturation and pulse rate information but with fewer available added features.

      This family of pulse oximeters also includes a battery operated hand-held pulse oximeter, the SPO(2)T(Check)(TM). Measuring approximately 6" high, 4" wide and 1 1/2" deep and weighing less than 1 pound, this monitor's lightweight design and portability permits wide applications such as use in emergency transport situations, doctors' offices, clinics during outpatient procedures and performance of spot checks on patients in all areas of the hospital.

      The OXYPLETH has a list sales price of approximately $3,000. The Model 515B, Model 515C and SPO(2)T(Check)(TM) have list sales prices of approximately $2,000, $2,200 and $1,000, respectively.

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

      During fiscal 1997, the Company introduced the TCO(2)M(R) Model 860, a new transcutaneous monitor. This monitor is a lightweight, portable unit with a simple menu system which guides the user through set-up and operation. The TCO(2)M is the first monitor of its kind to provide on-screen graphical trending information allowing patient data to be reviewed directly at the bedside. TCO(2)M accepts combination or single oxygen and carbon dioxide sensors for optimum versatility and has a list sales price of approximately $6,500 to $8,500 depending on configuration.

RESPIRATORY MECHANICS MONITORS

      The Company's newest respiratory mechanics monitor, the CO(2)SMO Plus(TM), is the first monitor to combine respiratory mechanics with capnography and pulse oximetry in one small package for continuous bedside monitoring of mechanically ventilated patients. The CO(2)SMO Plus provides continuous, non-invasive measurements of flow, pressure and volume in a patient's airway, as well as measurements of other pulmonary mechanics, carbon dioxide elimination and arterial oxygenation. Applications for this monitor include the clinical management of proper pressure and flow of airway gases being delivered to a mechanically ventilated patient's lungs, allowing therapists to wean a patient from costly mechanical ventilation to spontaneous breathing at the clinically appropriate time. The addition of the first combined mainstream CO(2) adapter/flow sensor provides continuous measurements of pulmonary deadspace, the portion of the patient's lungs that does not participate in gas exchange, and CO(2) production, the volume of CO(2) exhaled by the patient, two parameters never before available continuously at the bedside. The use of these parameters, and the impact of each parameter on patient ventilation, provides the clinician with important feedback to optimize the patient's care. Thus the use of the CO(2)SMO Plus enhances patient care by minimizing the trauma, length of stay and costs associated with mechanical ventilation.

      Another new addition to the respiratory mechanics product line is the Vent(Check)(TM) hand-held respiratory mechanics monitor. Vent(Check) measures flow, pressure and volume at the airway and graphically displays flow and pressure waveforms and loops, breath by breath. Measuring 8" high, 3" wide and 1 1/2" deep and battery operated, this monitor is designed for spot checking mechanically ventilated patients and, when used during transport, provides an additional level of safety for the patient.

      Respiratory therapy and critical care departments with patients requiring mechanical ventilation represent the primary users of the CO(2)SMO Plus and Vent(Check).

      The Company's VenTrak(R) Model 1550 respiratory mechanics monitor also provides pressure, flow and volume measurements in a patient's airway, both continuously and non-invasively. In addition, the VenTrak can be combined with the Company's capnography technology for enhanced monitoring of mechanical ventilation effectiveness and patient respiratory capabilities.

      The CO(2)SMO Plus has a sales list price of approximately $10,995, the Vent(Check) has a sales list price of approximately $3,250, and the VenTrak has a sales list price of approximately $9,000 to $13,000 depending on its configuration.

      The Company also maintains the exclusive rights to patented technology for the commercial manufacture and marketing of a family of disposable airway sensors and a combined CO(2)/flow adapter.

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

      The Company also markets its products directly to original equipment manufacturers (OEMs) which incorporate certain of the Company's products and technologies in the manufacture of their own multi-parameter systems, ventilators and other non-competing products. Generally, the Company sells its products to OEM customers pursuant to long-term contracts which, in certain cases, provide for the purchase of minimum quantities of products at specified prices. The Company assembles the products to be sold to OEM customers and, generally, also agrees to provide maintenance and replacement parts. The Company continues to seek new agreements with other OEM customers and additional agreements for other products with its current customers. However, there can be no assurance that the Company will be successful in obtaining other long-term OEM contracts.

      The Company employs a 19-person direct United States sales force and also utilizes six outside distributors in the United States to sell its products. Typically, these distributors sell other medical instruments and products, but do not sell products which compete directly with those offered by the Company. In addition, the Company utilizes manufacturer's representatives to support sales of its products in the non-hospital markets.

      Internationally, the Company currently employs six sales and marketing managers and has approximately 85 outside international distributors. The Company markets its products in over 75 countries worldwide. The Company's international net sales of products and services constituted 41%, 45% and 39% of total net sales during Fiscal 1997, 1996 and 1995, respectively. The Company is engaged in continuing efforts to improve and expand the international distribution of its products and expects international sales to continue to constitute a significant portion of total net sales.

      Many of the countries into which the Company sells its products require governmental approval for the sale of the Company's medical instruments. In most countries which require approval, the approval process is shorter than that in the United States and, generally, the Company shares the costs associated with the approval process with its international distributors. The Company believes it has all of the necessary approvals to sell the products which it currently distributes internationally.

      The Company's international sales are denominated in United States dollars, which may be affected by exchange rate fluctuations. The Company believes that prior fluctuations in the strength of the United States dollar have had a minimal impact on its international sales.

      No customer accounted for more than 10% of the Company's net sales in Fiscal 1997, 1996 or 1995.

      Advertising of the Company's products consists primarily of displays at medical meetings and trade shows. The Company also advertises in trade journals and periodicals and cooperates in the publication of technical papers written by medical authorities in areas relating to the Company's products.

RESEARCH AND DEVELOPMENT

      The Company's research and development activities are devoted to the design and development of new monitor and sensor technologies and to the development and enhancement of its existing products. The Company anticipates offering new products in the future, however, there can be no assurance that the Company will introduce new products in successive fiscal years. With the advent of managed care and continuing healthcare cost containment efforts, these research and development activities are focused on providing technology and related products which measure and record medically necessary information in a safe and cost-effective manner.

      The Company's research and development activities presently are, and during the foreseeable future are expected to be, devoted primarily to the development and enhancement of the Company's existing products and technologies and to the design and development of new products. For Fiscal 1997, 1996 and 1995, the Company incurred research and development costs aggregating approximately $8,437,000, of which approximately $3,304,000 was attributable to Fiscal 1997, $2,714,000 to Fiscal 1996 and $2,419,000 to Fiscal 1995. All of the
Company's research and development activities are sponsored by the Company.

      The Company's Cascadia Technology Division, located in Redmond, Washington, is principally engaged in research and development. The research and development portion of expenses related to this division are included in the amounts stated in the preceding paragraph.

PRODUCTION AND SERVICE

      Substantially all of the components in the Company's products, including those designed to the Company's specifications, are manufactured by others and then assembled by the Company. The Company's assembly operations require a variety of electronic and mechanical components and supplies, as well as specialized equipment which the Company owns or leases.

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

BACKLOG

      Except for orders pursuant to long-term OEM agreements, the Company ships its products on a current basis and substantially all of the product backlog at April 27, 1997 is expected to be shipped within its normal operating cycle. As such, the Company does not consider its backlog to be a meaningful indicator of future sales.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

      The Company holds 26 U.S. patents and has pending applications for seven additional U.S. patents. The Company's patents primarily cover its capnography and flow technologies which the Company believes provide it with a competitive advantage in the marketplace. Although the Company holds patents and has patents pending related to certain of the Company's products, the Company does not believe that its business as a whole is or will be materially dependent upon patent protection of these products. However, the Company will continue to seek patents as it deems advisable to protect its research and development and the market for its products.

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

      The Company is the owner of approximately 25 trademarks in the United States including, Novametrix(R), CAPNOGARD(R), CAPNOSTAT(R), CO(2)SMO(R), CO(2)SMO Plus(TM), Y-Sensor(TM), SPO(2)T(Check)(TM), OXYPLETH(R),
SuperBright(TM), VenTrak(R), PNEUMOGARD(R), TIDAL WAVE(TM), TCO2M(R) and Vent(Check)(TM).

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

      In the future, certain other classes of medical devices may be required to comply with industry-wide performance standards with respect to safety and efficacy when these standards are promulgated by the FDA and internationally recognized standards organizations (such as ISO and IEC). The FDA has not yet developed industry-wide performance standards with respect to the safety and effectiveness of those products manufactured by the Company which would be subject to such standards. When and if these standards are adopted, the Company will be required to submit data demonstrating compliance with the standards (during which period the Company may be permitted to continue to market products which have previously been approved by the FDA).

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

      Various countries in which the Company markets its products have regulatory agencies which perform functions comparable to those of the FDA. Compliance to international standards is a growing factor in conducting business in such markets. Novametrix has obtained ISO 9001 (Quality System) and EN46001 (Quality System specific to medical device manufacturing) certification. By certification to these standards, the Company is permitted to place a "CE" mark on its products which indicates product compliance as specifically required by the European marketplace. To date, foreign regulations have not adversely affected the Company's business, however, there can be no assurance that any such regulations will not have a material adverse effect on the Company's business and financial condition in the future.

      In the United States, the move toward managed care, and the growing influence of managed care networks, hospital chains and hospital purchasing groups, has had a major impact on the healthcare industry by accelerating the trends toward shorter hospital stays, the use of outpatient facilities rather than hospitalization and lowering annual cost increases for healthcare spending. Additional cost saving changes could further impact hospitals, clinics and other healthcare providers, which form the Company's customer base. These possible changes could potentially reduce or further delay capital expenditures by these providers, and could change the users and markets for the Company's products. However, the acute care portion of a hospital (including the operating room and intensive care unit) which is a significant market for the Company's products should not be greatly affected by the trend toward the use of outpatient facilities as such outpatient facilities generally care for patients who are not critically ill. In addition, the trend toward managed competition may improve sales of certain of the Company's non-disposable products which provide substantial cost savings compared to similar disposable products sold by its competitors, and may also improve sales of other Company products that improve patient throughput and thereby result in shorter hospital stays.

      Although the trend toward managed competition may have a positive impact on the Company's business by providing increased coverage for medical procedures utilizing the Company's products, thereby increasing demand for the Company's products, it is not possible at this time to predict what, if any, further changes in healthcare will occur.

EMPLOYEES

      As of April 27, 1997, the Company had a total of 189 full-time employees, consisting of 79 production personnel, 38 research and development personnel, 56 sales, marketing and service personnel and 16 administrative, managerial and financial personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

ITEM 2.     PROPERTIES.

      The Company's main plant and executive offices are located at 5 Technology Drive, Wallingford, Connecticut where it occupies approximately 53,000 square feet of newly constructed office and manufacturing space under a twelve year lease expiring in August 2008. The Company took occupancy of this facility in August 1996 when it relocated from a smaller facility also located in Wallingford, Connecticut. The lease provides for minimum annual lease payments of $408,425, and contains one five-year renewal option and a purchase option upon the commencement of the sixth year of the lease. The lease requires the Company to pay for property taxes, insurance and repairs related to the facility. The Company also rents approximately 6,000 square feet of warehouse space at a nearby site in Wallingford, Connecticut at a cost of approximately $2,500 per month.

      The Company also leases a building in Redmond, Washington under a three-year lease expiring March 2000, renewable for an additional three years, and comprising approximately 7,000 square feet of space utilized for research and development and manufacturing support. The lease provides for minimum annual lease payments of $61,700 plus taxes, insurance and other expenses.

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

      Not applicable.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS.

      The Company's common stock, $.01 par value (the "Common Stock"), trades on the Nasdaq Stock Market under the symbol "NMTX". The following table sets forth the range of high and low sales prices per share for the Common Stock for Fiscal 1996 and 1997.

                                            High Sale            Low Sale
                                            ---------            --------
FISCAL 1996
 First Quarter...........................     $6 1/4             $5
 Second Quarter..........................      5 1/2              4 5/8
 Third Quarter...........................      8                  4 5/8
 Fourth Quarter..........................      7 3/4              5 1/2

FISCAL 1997
 First Quarter...........................     $7                 $4 7/8
 Second Quarter..........................      6 7/8              5
 Third Quarter...........................      6 1/4              5
 Fourth Quarter..........................      6 1/8              4 1/2


      On July 18, 1997, the last sale price of the Common Stock as reported on the Nasdaq Stock Market was $9 1/4.

      As of July 18, 1997, there were approximately 895 record holders of the Common Stock. No dividends have been declared on the Common Stock since the Company was organized. In addition, a loan agreement and a securities purchase agreement to which the Company is a party and the Company's Certificate of Designation of Series B Preferred Stock contain, among other provisions, various covenants restricting the Company's ability to pay cash dividends to holders of the Common Stock.

ITEM 6.     SELECTED FINANCIAL DATA.

      The following table sets forth selected financial and operating data of the Company as of the end of each fiscal year and for each of the years in the five-year period ended April 27, 1997.

                             April 27,        April 28,          April 30,          May 1,            May 2,
FOR YEAR ENDED              1997(1)(2)       1996(1)(3)          1995(1)            1994               1993
                           -----------       -----------       -----------       -----------       -----------
Net Sales                  $28,253,750       $25,260,180       $24,032,101       $20,788,496       $19,888,304
Net Income                   4,923,559         3,116,795         1,604,367           754,720           264,917
Net Income Per Share
  Primary                         0.60              0.39              0.21              0.11              0.04
  Fully Diluted                   0.59              0.39              0.21              0.11              0.04
Cash Dividends on
  Common Stock                      --                --                --                --                --

AT YEAR END
Total Assets                27,224,432        18,823,362        16,605,981        15,270,682        15,530,584
Long-Term Debt                 782,275         1,333,333         2,308,333         3,560,007         4,293,340
Redeemable Preferred
  Stock                      1,000,000         1,000,000         1,000,000         1,000,000         1,000,000
Stockholders' Equity        18,109,926        12,528,549         9,151,900         3,283,276         2,384,800


---------------

(1) The above data should be read in conjunction with the consolidated financial statements and related notes set forth elsewhere herein and the discussion under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Net income includes deferred tax benefits of $4,030,000 ($0.49 per share primary and $0.48 per share fully diluted) and non-recurring expenses of $2,149,910 ($0.26 per share) pertaining to an attempted merger and related proxy contest.

(3) Net income includes deferred tax benefits of $1,020,000, or $0.13 per share.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

YEAR ENDED APRIL 27, 1997 COMPARED TO YEAR ENDED APRIL 28, 1996

      Net sales increased by approximately $3.0 million or 12% to approximately $28.3 million for the fiscal year ended April 27, 1997 as compared to net sales of approximately $25.3 million for the fiscal year ended April 28, 1996. Sales to domestic, international and OEM (original equipment manufacturer) customers all exhibited growth during Fiscal 1997 compared to the prior year. OEM sales reflected substantially higher shipment levels to the Company's expanding OEM customer base while product shipments to domestic and international markets reflected more modest improvements over the previous year. In addition, international orders received in Fiscal 1997 exceeded shipments by approximately $550,000 creating a higher opening backlog for Fiscal 1998 than was available at the start of the current fiscal year.

      Cost of sales as a percentage of net sales was 43.6% for Fiscal 1997 compared to 43.3% for Fiscal 1996. The favorable impact of product cost improvements was essentially offset by sales mix and manufacturing start-up costs associated with the new products introduced during the second half of the fiscal year. The Company continues to target gross margin improvements through added production efficiencies and product cost reductions.

      Research and Product Development ("R&D") expenses increased by 22% or approximately $590,000 to $3,304,000 or 11.7% of net sales during the fiscal year ended April 27, 1997 compared to R&D expenses of approximately $2,714,000 or 10.7% of sales during Fiscal 1996. Higher levels of salaries and related fringe benefits, outside professional services and engineering project materials were primarily responsible for the increase in R&D expenditures. R&D expenses are expected to approximate 11.0% of net sales for Fiscal 1998 in conjunction with the Company's product development objectives.

      Selling, General and Administrative ("S,G&A") expenses increased by approximately $170,000 or 2% to $9,307,000 for Fiscal 1997 as compared to $9,137,000 for Fiscal 1996. S,G&A expenses as a percentage of net sales improved to 32.9% in Fiscal 1997 compared to 36.2% in the prior fiscal year. Decreased selling expenses related primarily to changes in international distribution and decreased field service expenses were offset by increases in marketing related salaries and fringe benefits and travel and entertainment expenses. General and Administrative expenses increased 6% primarily as a result of higher legal costs and salary and related fringe benefits.

      Interest expense decreased by 13% or $37,000 to approximately $250,000 for Fiscal 1997 as compared to approximately $287,000 for Fiscal 1996. Interest expense associated with bank debt decreased by $54,000 as a result of lower average debt levels during Fiscal 1997. Interest on capital lease obligations of approximately $17,000 partially offset the decreased interest expense related to bank debt.

      During the third quarter of Fiscal 1997, the Company incurred approximately $2,150,000 of non-recurring expenses associated with the attempted acquisition of Andros Holding Inc. and a related proxy contest.

      Income tax benefits increased to $4,000,000 for Fiscal 1997 compared to $980,000 for Fiscal 1996. The increase resulted from a further reduction in the net deferred tax asset valuation allowance of $3,864,000 due to the continued improvement of the performance of the Company during Fiscal 1997. Management believes it is more likely than not that these benefits will be realized and will continue to evaluate whether further reductions in the valuation allowance are warranted based on future operating performance and other relevant factors. The Company will need to generate future taxable income of approximately $14,500,000 to realize the deferred tax benefit recorded as of April 27, 1997. Current income tax expense of $30,000 was recorded for Fiscal 1997 as compared to $40,000 for Fiscal 1996. For both periods, the income tax expense pertaining to federal income taxes was calculated on an alternative minimum tax basis after utilizing a portion of the Company's net operating loss carryforwards.

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

      R&D expenses increased by 12% or approximately $295,000 to $2,714,000 during Fiscal 1996 as compared to $2,419,000 for Fiscal 1995. The increase resulted primarily from higher levels of salaries and related fringe benefits and outside professional services incurred in conjunction with the Company's expanded product development efforts, which were partially offset by reductions in engineering supplies and materials.

      S,G&A expenses increased by approximately 2% to $9,137,000 for Fiscal 1996 as compared to $8,978,000 for Fiscal 1995. Increased selling expenses associated with higher levels of sales, particularly in the international area, were partially offset by reduced marketing expenses. Increased salaries and related fringe benefits in the marketing area were offset by decreased outside professional services. General and Administrative expenses increased nearly 8% during Fiscal 1996 primarily as a result of increased legal, external reporting and recruitment expenses.

      Interest expense during Fiscal 1996 decreased by 23% as a result of lower debt levels primarily associated with the Company's public offering consummated during the first quarter of Fiscal 1995 (June 1994), and scheduled principal payments.

      Current income tax expense of $40,000 for Fiscal 1996 was unchanged from Fiscal 1995 and was calculated on an alternative minimum tax basis after utilizing a portion of the Company's net operating loss carryforwards. In 1995 and prior years, the Company maintained a valuation allowance for the total amount of net deferred tax assets related to tax credit carryforwards, net operating loss carryforwards and temporary timing differences since management believed that it was uncertain whether the tax benefits associated with these assets would ultimately be realized. Because of the continued improvement in the performance of the Company in 1996, management believed that it was more likely than not that a portion of these benefits would have been realized and, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, reduced the valuation allowance and recognized a benefit of $1,020,000 in the 1996 financial statements.

LIQUIDITY AND SOURCES OF CAPITAL

      The Company requires adequate liquidity to support its working capital requirements which are primarily inventory, accounts receivable and debt service. Cash flow from operations has been and is expected to continue as the principal source of the Company's working capital. The Company also has a revolving credit facility to support fluctuations in its working capital requirements and further believes that, if needed, additional funds could be obtained from various sources on commercially reasonable terms. In addition, approximately $5,600,000 of additional net proceeds may be realized upon the exercise of Class A and Class B Warrants issued during June 1994, which are redeemable by the Company under specified conditions.

      At April 27, 1997 the Company had working capital of approximately $10,831,000 and a current ratio of 2.5 to 1 compared to approximately $8,364,000 and 3.1 to 1, respectively, at April 28, 1996. The increase in working capital of $2,467,000 was primarily caused by increases of approximately $2,150,000 in deferred income taxes, $2,394,000 in accounts receivable, and $1,159,000 of inventory partially offset by $1,621,000 of increases in accounts payable and accrued expenses, and $1,670,000 of the short-term portion of the revolving credit facility, as the majority of the revolver is expected to be repaid in Fiscal 1998.

      The Company's operating activities utilized net cash of approximately $205,000 during Fiscal 1997 as compared to cash provided of approximately $1,022,000 during Fiscal 1996. Cash payments of non-recurring expenses reflected in Fiscal 1997 net income, which were associated with the attempted acquisition and the related proxy contest costs, were partially responsible for the reduction in cash provided by operating activities. Increases in accounts receivable and inventory, which were largely offset by increases in accounts payable and accrued expenses, also contributed to the decrease in cash.

      As of April 27, 1997, the Company had additional borrowing capacity of approximately $2,105,000 under its revolving credit facility subject to eligibility requirements as provided by the Company's bank agreement, as amended April 25, 1997 and approximately $5,600,000 of additional funds which may be available from the exercise of warrants as described above. The Company believes that available cash resources will be sufficient to fund cash requirements during Fiscal 1998.

IMPACT OF INFLATION

      The rate of inflation continues to have a marginal impact on the operations of the Company. While management routinely assesses the possible effects of inflation with respect to the Company's future business plans, the rate of inflation is not expected to have a material impact upon the growth of the Company during Fiscal 1998.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      For information concerning this Item, see "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

      Certain information with respect to the executive officers and directors of the Registrant is set forth below:

                                Positions
Name                            with the Company                         Age
----                            ----------------                         ---
William J. Lacourciere          Chairman of the Board,                   57
                                President, Chief Executive
                                Officer and Director (Class C)

Joseph A. Vincent               Executive Vice President, Chief          45
                                Operating Officer, Treasurer
                                and Secretary

Leslie E. Mace                  Vice President - Engineering             51

Philip F. Nuzzo                 Vice President - Marketing and           44
                                Product Development

Paul A. Cote                    Director (Class A)                       67

Vartan Ghugasian                Director (Class A)                       52

Thomas M. Haythe                Director (Class C)                       57

Photios T. Paulson              Director (Class B)                       58

Steven J. Shulman               Director (Class B)                       45


      William J. Lacourciere has been Chairman of the Board of the Company since September 1991, Chief Executive Officer since February 1991, President since August 1986 and a director since October 1982. He served as Chief Operating Officer from March 1983 to February 1991. Mr. Lacourciere served as Executive Vice President from March 1983 to August 1986. From October 1982 to March 1983, he served as Executive Vice President - Marketing. From April 1980 to October 1982, Mr. Lacourciere served as Vice President - Domestic Sales.

      Joseph A. Vincent, CMA was appointed Executive Vice President and Chief Operating Officer of the Company in February 1997. Mr. Vincent served as Vice President - Finance from August 1991 to February 1997 and as Chief Financial Officer from April 1990 to February 1997. He has been Secretary since April 1990 and Treasurer since February 1991 and served as Controller from September 1984 to April 1990. Mr. Vincent held various positions with Picker International, Inc. (a manufacturer of medical diagnostic instruments and supplies) from August 1974 until joining the Company in August 1983. Mr. Vincent was a director of the Company from February 1994 to November 1996.

      Leslie E. Mace has been Vice President - Engineering of the Company and General Manager of the Company's Cascadia Division in Redmond, Washington since March 1991. He served as Vice President of the Company's Cascadia Division from May 1989 to March 1991. Mr. Mace served as Vice President, Chief Operating Officer and Engineering Manager of Cascadia Technology Corporation, a Washington corporation (research and development company), from prior to 1988 to April 1989.

      Philip F. Nuzzo was appointed Vice President - Marketing and Product Development of the Company in August 1996. He served as Director of Marketing from February 1993 to August 1996, as Marketing Manager from July 1989 to February 1993, and as Product Manager from January 1986 to July 1989. Prior to joining Novametrix, Mr. Nuzzo, a licensed Respiratory Care Practitioner, obtained his clinical experience with several hospitals including St. Joseph's Hospital in Bellingham, Washington and LAC/USC Medical Center in Los Angeles, California.

      Paul A. Cote has been a director of the Company since November 1996. Mr. Cote has been a practicing lawyer in Maine since 1955 and is the President and Director of the law firm of Cote, Cote & Hamann. Mr. Cote was a member of the Board of Directors of Secor Federal Savings & Loan, Birmingham, Alabama (1992 -
1993) and the Advisory Boards of Fleet Bank (1990-1992) and Northeast Bankshares Association (later became Norstar and subsequently Fleet) (1975-1989).

      Vartan Ghugasian has been a director of the Company since November 1996. Dr. Ghugasian has been a practicing dentist in Massachusetts since 1972. Dr. Ghugasian has enjoyed a number of academic appointments, including as an Associate in Prosthetic Dentistry, Harvard School of Dental Medicine, from 1980 until 1993. Dr. Ghugasian is a director of the Karagheusian Commemorative Corporation, New York, New York. Dr. Ghugasian is a member of the Novametrix 13D Stockholders Group. See "Security Ownership of Certain Beneficial Owners" under "Item 12, Security Ownership of Certain Beneficial Owners and Management."

      Thomas M. Haythe has been a director of the Company since March 1978. He has been a partner at the law firm of Haythe & Curley since prior to 1991. Mr. Haythe also serves as a director of Isomedix Inc., a provider of commercial sterilization services, Guest Supply, Inc., a provider of hotel guest room amenities and accessories, Westerbeke Corporation, a manufacturer of marine engine products and Ramsay Health Care, Inc., a provider of psychiatric healthcare services.

      Photios T. Paulson has been a director of the Company since July 1992. Mr. Paulson has served as Vice President of bioAlliance, SA, a privately-held French holding company, since January 1995, Chairman of bioMerieux Vitek Inc., a manufacturer of clinical diagnostic systems, since July 1991 and as Senior Adviser-Health Care Industry and International Investment Banking for Prudential Securities Inc. since prior to 1991.

      Steven J. Shulman has been a director of the Company since November 1993. Mr. Shulman was recently named President and Chief Executive Officer of Prudent ial HealthCare, one of the nation's ten largest healthcare providers. Mr. Shulman previously served as President, Pharmacy & Disease Management Group of Value Health, Inc., a provider of specialty managed care programs, from November 1995 to March 1997. Mr. Shulman served as Executive Vice President from April 1991 until September 1993, and Senior Vice President from prior to 1989 until September 1993 of Value Health. From October 1990 through April 1991 he served as the acting President and Chief Executive Officer of American PsychManagement, Inc. a wholly-owned subsidiary of Value Health. Mr. Shulman has been a director of Value Health since April 1991.Prior to 1989, Mr. Shulman held various managerial positions at CIGNA Healthplan, Inc., a provider of group life and health insurance, including managed care products. Mr. Shulman is also a director of Ramsay Health Care, Inc., a provider of psychiatric healthcare services.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

      To the Company's knowledge, based solely on a review of copies of such reports furnished and confirmations that no other reports were required during the fiscal year ended April 27, 1997, except as provided below, its directors, executive officers and greater than percent stockholders complied with all
Section 16(a) filing requirements. Mr. Cote and Dr. Ghugasian were elected as Directors of the Company at the 1996 Annual Meeting of Stockholders of the Company and filed their initial reports of ownership on Form 3 in February 1997.

ITEM 11.    EXECUTIVE COMPENSATION.

ADDITIONAL INFORMATION INCORPORATED BY REFERENCE

      In addition to the information set forth below, certain information concerning this item is provided under the captions "Compensation and Stock Option Committee Interlocks and Insider Participation," "Performance Graph" and "Report of the Compensation and Stock Option Committee" in the Proxy Statement to be dated on or about August 22, 1997, which information is incorporated herein by reference.

COMPENSATION OF EXECUTIVE OFFICERS

      The following table sets forth information for the fiscal years ended April 27, 1997, April 28, 1996 and April 30, 1995 concerning the compensation of the Company's Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended April 27, 1997.

                          SUMMARY COMPENSATION TABLE

                                                                          Long Term
                                                                         Compensation
                                               Annual Compensation         Awards
Name and                          Fiscal      ----------------------     --------------     All Other
Principal Position                 Year        Salary         Bonus       Stock Options  Compensation (1)
--------------------               ----       --------       -------      -------------  ----------------
William J. Lacourciere             1997       $220,192       $     0              0          $3,155
  Chairman of the Board,           1996        200,000        15,000              0           4,511
  President and Chief              1995        200,000        25,000         30,000           4,478
  Executive Officer

Joseph A. Vincent                  1997        115,000        20,000              0           2,722
  Chief Operating                  1996        104,904        10,000              0           3,141
  Officer, Executive               1995        100,000        15,000         20,000           2,651
  Vice President,
  Treasurer and
  Secretary

Philip F. Nuzzo(2)                 1997        110,780             0              0           2,447
  Vice President -                 1996             --            --             --              --
  Marketing and Product            1995             --            --             --              --
  Development


(1) Includes contributions made by the Company on behalf of the named executive officers to the Company's Employee Stock Ownership Plan (the "ESOP"), the Company's 401(k) Plan and a term life insurance plan.

(2) Mr. Nuzzo was appointed Vice President - Marketing and Product Development of the Company effective August 1996.


      The following table sets forth the number of options held by the executive officers named in the Summary Compensation Table at April 27, 1997, the aggregate market value, net of exercise price of such shares on the date of such exercise for each such executive officer, and the number and value of options held by such officers at April 27, 1997.


                 AGGREGATED OPTION EXERCISES IN THE FISCAL YEAR
             ENDED APRIL 27, 1997 AND FISCAL YEAR END OPTION VALUES

                                                                 Number of Unexercised            Value of Unexercised
                                                                 Securities Underlying            In-the Money Options
                                                                Options at April 27, 1997          at April 27, 1997(1)
                                    Shares                      --------------------------     ---------------------------
                                   Acquired      Value
Name                             on Exercise    Realized        Exercisable   Unexercisable    Exercisable   Unexercisable
----                             -----------    --------        -----------   -------------    -----------   -------------
William J. Lacourcier               - 0 -          - 0 -          20,000          10,000           $27,500        $13,750
Joseph A. Vincent                  45,000       $170,625(2)       13,333           6,667            18,333          9,167
Philip F. Nuzzo                     - 0 -          - 0 -          28,833           6,667            68,190          9,167

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

(2) Value shown reflects the aggregate market value on the date of exercise for the shares of Common Stock acquired, net of exercise price, determined without regard to forfeiture restrictions to which such shares are subject until March 20, 1998.


COMPENSATION OF DIRECTORS

      The Company has a policy of paying its directors who are not employees of the Company an annual fee of $7,500, $1,000 for each meeting of the Board of Directors of the Company attended and $500 for each telephone and committee meeting attended. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings.

      During Fiscal 1997 the non-employee Directors of the Company were granted options to purchase Common Stock of the Company. Options for 25,000 shares have been granted to each of Mr. Haythe, Mr. Paulson and Mr. Shulman and options for 10,000 shares have been granted to each of Mr. Cote and Dr. Ghugasian. All of such options were granted with an exercise price equal to the market price of the Common

Stock on the date of grant and become exercisable in one-third increments on the first, second and third anniversaries of the date of grant.

EMPLOYMENT AGREEMENTS

      The Company has entered into an employment agreement with Mr. Lacourciere. The term of the employment agreement commenced as of June 1, 1988 and is automatically extended on an annual basis, unless a notice of non-extension is given by either party. The current term of the agreement, as so extended, expires on December 31, 1997. The employment agreement provided for an initial annual salary of $200,000, subject to increases based on increases in the Consumer Price Index and additional increases at the discretion of the Board of Directors. The salary under the employment agreement is currently $250,000 per year. The agreement also provides, in the event of the termination of Mr. Lacourciere's employment by the Company other than for cause, for a cash payment to Mr. Lacourciere equal to three times his average annual cash compensation during the five most recent taxable years of the Company ending before the date of such termination, less $1,000. In the event Mr. Lacourciere's employment with the Company is terminated at this time, such termination payment would be approximately $581,000. In the event of the occurrence of certain change of control events involving the Company without the approval of the Board of Directors, Mr. Lacourciere may terminate his employment with the Company during the one-year period following any such change of control event and such termination of employment would entitle him to the same termination payment. In the event the Board of Directors approves the change of control event, Mr. Lacourciere may terminate his employment agreement with the Company during the one-year period following any such change of control event; however, Mr. Lacourciere will not be entitled to a termination payment.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The stockholders (including any "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who, to the knowledge of the Board of Directors of the Company, owned beneficially more than five percent of any class of the outstanding voting securities of the Company as of July 1, 1997, and their respective shareholdings as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.

                                    TITLE OF        SHARES          PERCENT
NAME AND ADDRESS                     CLASS    BENEFICIALLY OWNED    OF CLASS
----------------                     -----    ------------------    --------
Novametrix 13D Stockholders Group    Common       423,970 (1)         5.8%
  184 Main Street
  Lewiston, Maine  04243

Charles F. Manning, Jr., M.D.        Common       575,338 (2)         7.9%
Group........................
  1831 Ox Bottom Road
  Tallahassee, Florida  32312

First Union Corporation......        Common       716,182 (3)         9.0%
  One First Union Center             Series B
  Charlotte, North Carolina  28288   Preferred     40,000 (3)         100%

William J. Lacourciere.......        Common       380,990 (4)         5.2%
  5 Technology Drive
  Wallingford, Connecticut  06492


(1) Information as to the Novametrix 13D Stockholders Group, is based upon reports on Schedule 13D filed with the Commission by such Group. Such reports indicate that such Group beneficially owns an aggregate of 423,970 shares, which includes 75,530 shares issuable on the exercise of currently exercisable warrants.

(2) Information as to the Charles F. Manning, Jr., M.D. Group, is based upon reports on Schedule 13D filed with the Commission by such Group. Such reports indicate that such Group beneficially owns an aggregate of 575,338 shares, which includes 72,570 shares issuable on the exercise of currently exercisable warrants.

(3) Consists of (i) 444,444 shares issuable upon the conversion of 40,000 shares of Series B Preferred Stock and (ii) 271,738 shares issuable upon the exercise of currently exercisable warrants held by First Union Corporation ("First Union"), which warrants will expire on May 23, 2000. The Series B

     Preferred Stock and warrants currently held by First Union as a result of First Union's merger with First Fidelity Bancorporation consummated in January 1996 were previously held by First Fidelity Bank, Connecticut ("FFB-CT"), a wholly owned subsidiary of First Fidelity Bancorporation. Information as to the holdings of First Union is based upon a report on
     Schedule 13D filed with the Commission by FFB-CT and Northeast Bancorp, Inc., its parent corporation prior to the acquisition of FFB-CT by First Fidelity Bancorporation.

(4) Includes (i) 5,887 shares held for the account of Mr. Lacourciere under the ESOP, (ii) 1,000 shares issuable upon the exercise of Class A warrants and 1,000 shares issuable upon the exercise of Class B warrants held by Mr. Lacourciere, which warrants are currently exercisable and will expire on December 8, 1997 and December 8, 1999, respectively, and (iii) 30,000 shares issuable upon the exercise of currently exercisable options held by Mr. Lacourciere.

SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth, as of July 1, 1997, the number of shares of the outstanding voting securities of the Company beneficially owned by each of the Company's directors and each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group, according to information furnished by such persons to the Company.


                                                TITLE OF                 SHARES             PERCENT
NAME AND ADDRESS                                  CLASS            BENEFICIALLY OWNED       OF CLASS
----------------                                  -----            ------------------       --------
Paul A. Cote...................                   Common               90,695 (1)              1.2%
      Director of the Company

Vartan Ghugasian...............                   Common               57,500 (2)                 *
      Director of the Company

Thomas M. Haythe...............                   Common              116,540 (3)              1.6%
      Director of the Company

William J. Lacourciere.........                   Common              380,990 (4)              5.2%
      Chairman of the Board, President
      and Chief Executive Officer of
      the Company and Director of the
      Company

Photios T. Paulson.............                   Common               15,500 (5)                 *
      Director of the Company

Steven J. Shulman..............                   Common                6,000                     *
      Director of the Company

Joseph A. Vincent..............                   Common               71,116 (6)              1.0%
      Executive Vice President, Chief
      Operating Officer, Treasurer and
      Secretary of the Company

Philip F. Nuzzo................                   Common               39,262 (7)                 *
      Vice President - Marketing and
      Product Development

                                                TITLE OF              SHARES               PERCENT
NAME AND ADDRESS                                  CLASS          BENEFICIALLY OWNED       OF CLASS
----------------                                  -----          ------------------       --------
All directors and executive....                   Common              810,613(1) (2)          10.9%
       officers as a group                                                   (3) (4)
       (nine persons)                                                        (5) (6)
                                                                             (7) (8)


*    Less than one percent.

(1) Includes 20,575 shares issuable upon the exercise of currently exercisable warrants held by Mr. Cote, which warrants will expire on December 8, 1999.

(2) Includes 3,000 shares issuable upon the exercise of currently exercisable warrants held by Dr. Ghugasian, which warrants will expire on December 8, 1997 and (ii) 1,000 shares issuable upon the exercise of currently exercisable warrants held by Dr. Ghugasian, which warrants will expire on December 8, 1999. Does not include shares beneficially owned by the other members of the Novametrix 13D Group of which Dr. Ghugasian is a member.

(3) Includes (i) 14,844 shares issuable upon the exercise of currently exercisable warrants held by Mr. Haythe, which warrants will expire on December 31, 1997 and (ii) 10,744 shares issuable upon the exercise of currently exercisable warrants held by Mr. Haythe, which warrants will expire on March 10, 1999.

(4) Includes (i) 5,887 shares held for the account of Mr. Lacourciere under the ESOP, (ii) 1,000 shares issuable upon the exercise of Class A warrants and 1,000 shares issuable upon the exercise of Class B warrants held by Mr. Lacourciere, which warrants are currently exercisable and will expire on December 8, 1997 and December 8, 1999, respectively, and (iii) 30,000 shares issuable upon the exercise of currently exercisable stock options held by Mr. Lacourciere.

(5) Includes 10,000 shares issuable upon the exercise of currently exercisable warrants held by Mr. Paulson, which warrants will expire on November 30, 2002.

(6) Includes (i) 3,158 shares held for the account of Mr. Vincent under the ESOP, (ii) 200 shares issuable upon the exercise of Class A warrants and 200 shares issuable upon the exercise of Class B warrants held by Mr. Vincent, which warrants are currently exercisable and will expire on December 8, 1997 and December 8, 1999, respectively, and (iii) 20,000 shares issuable upon the exercise of currently exercisable stock options held by Mr. Vincent.

(7) Includes (i) 2,545 shares held for the account of Mr. Nuzzo under the ESOP and (ii) 35,500 shares issuable upon the exercise of currently exercisable stock options held by Mr. Nuzzo.

(8) Includes (i) 1,475 shares held for the account of Leslie E. Mace, Vice President - Engineering of the Company, under the ESOP and (ii) 12,000 shares issuable upon the exercise of currently exercisable stock options held by Mr. Mace.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     Thomas M. Haythe, General Counsel and a director of the Company, is a member of the law firm of Haythe & Curley, the Company's general counsel. It is expected that Haythe & Curley will continue to render legal services to the Company in the future.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K.

     (a)    1.    Consolidated Financial Statements:

            Information with respect to this Item regarding the consolidated financial statements is contained on page F-1 of this Annual Report on Form 10-K.

            2.    Consolidated Financial Statement Schedules

            Information with respect to this Item regarding the consolidated financial statement schedules is contained on page F-1 of this Annual Report on Form 10-K.

            3.    Exhibits

            Information with respect to this Item regarding Exhibits required to be filed pursuant to Item 601 of Regulation S-K is contained in the attached Index to Exhibits, which Exhibits are incorporated herein by reference. Exhibits 10(a), 10(b), 10(s), 10(t), 10(u), 10(y) and 10(gg) are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.


     (b)    Reports on Form 8-K:

            None.

     (c)    Exhibits:

            Information with respect to this Item regarding Exhibits required to be filed pursuant to Item 601 of Regulation S-K is contained in the attached Index to Exhibits, which Exhibits are incorporated herein by reference. Exhibits 10(a), 10(b), 10(s), 10(t), 10(u), 10(y) and 10(gg) are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

     (d)    Consolidated Financial Statement Schedules:

            Information with respect to this Item regarding the consolidated financial statement schedule required by Regulation S-X which is excluded from the annual report to shareholders by Rule 14a-3(b) is contained on page S-1 in this Annual Report on Form 10-K.

                                POWER OF ATTORNEY

            The registrant and each person whose signature appears below hereby appoint William J. Lacourciere and Jeffery A. Baird as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.


                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 25, 1997

                              NOVAMETRIX MEDICAL SYSTEMS INC.


                              By/s/William J. Lacourciere
                                -----------------------------------
                                   William J. Lacourciere
                                   Chairman of the Board,
                                   President, Chief Executive
                                   Officer and Director


            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  July 25, 1997


                              By/s/William J. Lacourciere
                                -----------------------------------
                                   William J. Lacourciere
                                   Chairman of the Board,
                                   President, Chief Executive
                                   Officer and Director

Dated:  July 25, 1997

                              By/s/Jeffery A. Baird
                                -----------------------------------
                                   Jeffery A. Baird
                                   Chief Financial Officer and
                                   Principal Accounting Officer

Dated:  July 25, 1997

                              By/s/Paul A. Cote
                                -----------------------------------
                                   Paul A. Cote
                                   Director

Dated:  July 25, 1997

                              By/s/Vartan Ghugasian
                                -----------------------------------
                                   Vartan Ghugasian
                                   Director


Dated:  July 25, 1997

                              By/s/Thomas M. Haythe
                                -----------------------------------
                                   Thomas M. Haythe
                                   Director

Dated:  July 25, 1997

                              By/s/Photios T. Paulson
                                -----------------------------------
                                   Photios T. Paulson
                                   Director

Dated:  July 25, 1997

                              By
                                -----------------------------------
                                   Steven J. Shulman
                                   Director

                           Annual Report on Form 10-K

                         Item 8 -- Financial Statements

            Item 14(a)(1) and (2) -- List of Financial Statements and
                          Financial Statement Schedule

                   Item 14(d) -- Financial Statement Schedule

                            Year ended April 27, 1997

                         Novametrix Medical Systems Inc.

                            Wallingford, Connecticut

                         Novametrix Medical Systems Inc.

         Index to Financial Statements and Financial Statement Schedule


The report of Ernst & Young LLP, independent auditors, dated June 16, 1997, and the following consolidated financial statements of Novametrix Medical Systems Inc. are included in Item 8:

    Consolidated Balance Sheets -- April 27, 1997 and April 28, 1996

    Consolidated Statements of Income -- Years ended April 27, 1997, April 28, 1996 and April 30, 1995

    Consolidated Statements of Shareholders' Equity -- Years ended April 27, 1997, April 28, 1996 and April 30, 1995

    Consolidated Statements of Cash Flows -- Years ended April 27, 1997, April 28, 1996 and April 30, 1995

    Notes to Consolidated Financial Statements -- April 27, 1997

The following consolidated financial statement schedule of Novametrix Medical Systems Inc. is included in Item 14(d):

    Schedule II -- Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors

Board of Directors
Novametrix Medical Systems Inc.

We have audited the accompanying consolidated balance sheets of Novametrix Medical Systems Inc. as of April 27, 1997 and April 28, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended April 27, 1997, April 28, 1996 and April 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novametrix Medical Systems Inc. at April 27, 1997 and April 28, 1996, and the consolidated results of its operations and its cash flows for the years ended April 27, 1997, April 28, 1996 and April 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                           Ernst & Young LLP

Hartford, Connecticut
June 16, 1997

                         Novametrix Medical Systems Inc.

                           Consolidated Balance Sheets


                                                               APRIL 27, 1997     APRIL 28, 1996
                                                               ---------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                   $   236,808        $   283,003
    Accounts receivable, less allowance for losses of
      $250,000                                                    8,328,515          5,934,528
    Inventories:
       Finished products                                          1,741,426          1,357,610
       Work in process                                            1,851,736          1,136,200
       Materials                                                  3,241,653          3,181,670
                                                                ------------------------------
                                                                  6,834,815          5,675,480

    Deferred income taxes, net                                    2,450,000            300,540

    Prepaid expenses and other current assets                       313,220            131,843
                                                                ------------------------------
Total current assets                                             18,163,358         12,325,394

Equipment, less accumulated depreciation and
    amortization of $5,396,091 in 1997 and $5,019,466 in
    1996                                                          2,286,915          1,223,988

License, technology, patent and other costs, less
    accumulated amortization of $3,675,242 in 1997 and
    $3,177,539 in 1996                                            4,174,159          4,554,520

Deferred income taxes, net                                        2,600,000            719,460
                                                                ------------------------------

                                                                $27,224,432        $18,823,362
                                                                ==============================

                                                                  APRIL 27, 1997      APRIL 28, 1996
                                                                  ----------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital lease
       obligations                                                $  2,974,380         $  1,225,000
    Accounts payable                                                 2,058,142            1,243,490
    Accrued expenses                                                 2,299,709            1,492,990
                                                                  ---------------------------------
Total current liabilities                                            7,332,231            3,961,480

Long-term debt and capital lease obligations, less current
    portion                                                            782,275            1,333,333

Redeemable Preferred Stock, at redemption and
    liquidation value                                                1,000,000            1,000,000


    Shareholders' equity:
    Common Stock, $.01 par value, authorized 20,000,000
       shares                                                           75,255               69,860
    Additional paid-in capital                                      28,737,217           28,054,794
    Retained-earnings (deficit)                                     (8,215,508)         (13,109,067)
    Treasury stock                                                  (2,487,038)          (2,487,038)
                                                                  ---------------------------------
                                                                    18,109,926           12,528,549

                                                                  ---------------------------------
                                                                  $ 27,224,432         $ 18,823,362
                                                                  =================================

See accompanying notes.

                         Novametrix Medical Systems Inc.

                        Consolidated Statements of Income


                                                                                YEAR ENDED
                                                        ------------------------------------------------------------
                                                        APRIL 27, 1997         APRIL 28, 1996         APRIL 30, 1995
                                                        -------------------------------------------------------------
Revenues:
    Net sales                                           $28,253,750             $25,260,180            $24,032,101
    Interest                                                  7,912                  13,988                 11,303
                                                        -------------------------------------------------------------
                                                         28,261,662              25,274,168             24,043,404

Costs and expenses:
    Cost of products sold                                12,307,178              10,929,686             10,555,530
    Research and product development                      3,303,822               2,714,485              2,418,652
    Selling, general and administrative                   9,306,728               9,136,806              8,978,052
    Interest                                                249,805                 286,775                372,867
    Non-recurring expenses                                2,149,910
    Other expense, net                                       20,660                  69,621                 73,936
                                                        -------------------------------------------------------------
                                                         27,338,103              23,137,373             22,399,037
                                                        -------------------------------------------------------------
Income before income taxes                                  923,559               2,136,795              1,644,367

Income tax (benefit) provision                           (4,000,000)               (980,000)                40,000
                                                        -------------------------------------------------------------
Net income                                              $ 4,923,559             $ 3,116,795            $ 1,604,367
                                                        =============================================================

Earnings per common share:
    Primary                                                  $.60                    $.39                   $.21
    Fully diluted                                            $.59                    $.39                   $.21

See accompanying notes.

                         Novametrix Medical Systems Inc.

                 Consolidated Statements of Shareholders' Equity



                                                                 COMMON STOCK                       PREFERRED STOCK
                                                       ---------------------------------------------------------------------
                                                          SHARES              AMOUNT           SHARES             AMOUNT
                                                       ---------------------------------------------------------------------
Year ended April 30, 1995:
    Balance at May 1, 1994                              4,882,706            $48,827           60,000          $ 1,500,000
    Issuance of stock                                   1,253,827             12,538
    Stock issuance costs
    Dividends on Preferred Stock ($.75 a share)
    Reduction of deferred ESOP contributions
    Net income
                                                       ---------------------------------------------------------------------
Balance at April 30, 1995                               6,136,533             61,365           60,000            1,500,000

Year ended April 28, 1996:
    Issuance of stock                                     182,765              1,828
    Stock issuance costs
    Conversion of Preferred Stock                         666,666              6,667          (60,000)          (1,500,000)
    Dividends on Preferred Stock ($.75 a share)
    Net income
                                                       ---------------------------------------------------------------------
Balance at April 28, 1996                               6,985,964             69,860             -                    -

Year ended April 27, 1997:
    Issuance of stock                                     539,575              5,395
    Dividends on Preferred Stock ($.75 a share)
    Net income
                                                       ---------------------------------------------------------------------
Balance at April 27, 1997                               7,525,539            $75,255             -             $      -
                                                       =====================================================================

See accompanying notes.

 ADDITIONAL              RETAINED-              DEFERRED                        TREASURY STOCK
  PAID-IN                EARNINGS                 ESOP               ---------------------------------
  CAPITAL                 DEFICIT             CONTRIBUTIONS            SHARES                 AMOUNT                 TOTAL
-----------------------------------------------------------------------------------------------------------------------------
$22,012,966           $(17,691,479)            $(100,000)            (338,452)            $(2,487,038)           $ 3,283,276
  5,291,754                                                                                                        5,304,292
 (1,065,035)                                                                                                      (1,065,035)
                           (75,000)                                                                                  (75,000)
                                                 100,000                                                             100,000
                         1,604,367                                                                                 1,604,367
-----------------------------------------------------------------------------------------------------------------------------
 26,239,685            (16,162,112)                    -             (338,452)             (2,487,038)             9,151,900


    343,926                                                                                                          345,754
    (22,150)                                                                                                         (22,150)
  1,493,333                                                                                                                -
                           (63,750)                                                                                  (63,750)
                         3,116,795                                                                                 3,116,795
-----------------------------------------------------------------------------------------------------------------------------
  28,054,794           (13,109,067)                   -              (338,452)             (2,487,038)            12,528,549


    682,423                                                                                                          687,818
                           (30,000)                                                                                  (30,000)
                         4,923,559                                                                                 4,923,559
-----------------------------------------------------------------------------------------------------------------------------
$28,737,217           $ (8,215,508)            $      -              (338,452)            $(2,487,038)           $18,109,926
=============================================================================================================================

                         Novametrix Medical Systems Inc.

                      Consolidated Statements of Cash Flows


                                                                                YEAR ENDED
                                                          -----------------------------------------------------
                                                          APRIL 27, 1997      APRIL 28, 1996     APRIL 30, 1995
                                                          -----------------------------------------------------
OPERATING ACTIVITIES
Net income                                                 $ 4,923,559         $ 3,116,795         $ 1,604,367
Adjustments to reconcile net income to net cash
    (used) provided by operating activities:
       Deferred income tax benefit                          (4,030,000)         (1,020,000)
       Depreciation                                            487,952             428,186             495,389
       Amortization                                            526,594             512,414             481,237
       Changes in operating assets and liabilities:
                Accounts receivable                         (2,393,987)           (687,357)           (911,337)
                Inventories                                 (1,159,335)           (743,620)           (352,851)
                Prepaid expenses and other current
                assets                                        (181,377)            (25,403)            281,043
                Accounts payable                               814,652            (419,460)            417,691
                Accrued expenses                               806,719            (139,808)            (92,446)
                                                           ---------------------------------------------------
Net cash (used) provided by operating activities              (205,223)          1,021,747           1,923,093

INVESTING ACTIVITIES
Purchases of equipment                                      (1,225,492)           (518,761)           (613,803)
Purchases of licenses, technology, patents and
    other                                                     (146,233)           (151,870)           (710,826)
                                                           ---------------------------------------------------
Net cash used by investing activities                       (1,371,725)           (670,631)         (1,324,629)

FINANCING ACTIVITIES
Proceeds from borrowings                                     1,420,000                               2,500,000
Principal payments on borrowings                              (547,065)           (600,000)         (6,460,007)
Principal payment on customer advance                                                                 (654,400)
Proceeds from sales of Common Stock, less
    issuance costs                                             687,818             323,604           4,095,094
Dividends on Preferred Stock                                   (30,000)            (63,750)            (75,000)
                                                           ---------------------------------------------------
Net cash provided (used) by financing activities             1,530,753            (340,146)           (594,313)
                                                           ---------------------------------------------------
(Decrease) increase in cash and cash equivalents               (46,195)             10,970               4,151

Cash and cash equivalents at beginning of year                 283,003             272,033             267,882
                                                           ---------------------------------------------------
Cash and cash equivalents at end of year                   $   236,808         $   283,003         $   272,033
                                                           ===================================================

See accompanying notes.

                         Novametrix Medical Systems Inc.

                   Notes to Consolidated Financial Statements

                                 April 27, 1997


1. ACCOUNTING POLICIES

NATURE OF BUSINESS

Novametrix Medical Systems Inc. develops, manufactures and markets non-invasive critical care monitors, sensors and accessories which are distributed worldwide and provide continuous patient monitoring capabilities. The Company's current product offering and future development plans utilize leading-edge technologies. The Company markets its products domestically and internationally directly through salespersons and outside distributors to its customers, most of which are hospitals.

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

                         Novametrix Medical Systems Inc.

1. ACCOUNTING POLICIES (CONTINUED)

EQUIPMENT

Equipment, including assets under capital lease obligations of $325,387 at April 27, 1997, is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed over the estimated useful lives of the assets using the straight-line method. Capital lease amortization is included in depreciation expense.

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

ADVERTISING COSTS

Advertising costs are generally expensed as incurred and are included in selling, general and administrative expenses. Advertising costs were $385,749 in 1997, $364,148 in 1996 and $368,538 in 1995.

INCOME TAXES

Deferred income taxes are provided for temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax rates applicable to the periods in which the differences are expected to reverse.

                         Novametrix Medical Systems Inc.

1. ACCOUNTING POLICIES (CONTINUED)

EMPLOYEE BENEFIT PLANS

The Company has a noncontributory Employee Stock Ownership Plan ("ESOP") which covers substantially all employees. Expense attributable to the ESOP amounted to $11,628 in 1997, $14,068 in 1996 and $122,018 in 1995. At April 27, 1997, all
ESOP shares have been allocated to participants. ESOP shares not yet distributed to participants (130,624) are treated as outstanding for the purpose of computing earnings per share.

The Company has a defined contribution 401(k) savings plan which covers all employees who meet the eligibility requirements, as defined. Participants can contribute a percentage of their compensation, as defined by the plan agreement. Matching contributions to the plan are determined annually by the Company and are equal to a stated percentage of the amount contributed by the participants. The expense related thereto was not material for fiscal years 1997, 1996 and 1995.

PER SHARE AMOUNTS

Earnings per common share amounts were computed by dividing net income by the weighted-average number of shares of Common Stock and dilutive common stock equivalents outstanding during the year. Common stock equivalents consist of the Company's Preferred Stock, stock options, warrants and shares subscribed under the Company's employee stock purchase plan. The computations of dilutive common stock equivalents are based on the if-converted method for the Preferred Stock and on the treasury stock method for the other common stock equivalents using the average market price for the primary earnings per share computations and the higher of average or year-end market price for the fully diluted earnings per share computations. The weighted-average number of common shares and equivalents for the primary and fully diluted earnings per share computations are 8,159,326 and 8,345,472, respectively, for 1997, 8,076,717 and 8,173,330, respectively, for 1996 and 7,649,946 and 7,768,843, respectively, for 1995.

                         Novametrix Medical Systems Inc.

1. ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

Effective in fiscal year 1996, the Company adopted Financial Accounting Statement No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value based method of accounting for employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans in accordance with Accounting Principle Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB No. 25. Pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting had been applied, are presented in Note 4.

NON-RECURRING EXPENSES

During the third quarter of fiscal 1997, the Company's stockholders voted against a proposed merger with Andros Holdings Inc. As a result, $2,149,910 of merger and proxy related contest costs were expensed.

2. DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of:

                                                             APRIL 27, 1997        APRIL 28, 1996
                                                          -------------------------------------------
Term loan to bank                                               $1,083,333           $1,583,333

Note payable to bank under revolving
    credit agreement                                             2,395,000              975,000

Capital lease obligations                                          278,322
                                                          -------------------------------------------
                                                                 3,756,655            2,558,333

Less current portion                                             2,974,380            1,225,000
                                                          -------------------------------------------
                                                                $  782,275           $1,333,333
                                                          ===========================================

                         Novametrix Medical Systems Inc.

2. DEBT (CONTINUED)

The Company's term loan to bank is payable in monthly installments of $41,667, plus interest at the bank's base rate plus 1/2% (9.0% at April 27, 1997) through June 1, 1999.

The Company's revolving credit agreement, as amended April 25, 1997, limits borrowing to a maximum of $4,500,000 until November 1, 1997 and $3,500,000 thereafter until maturity or 75% of the Company's eligible accounts receivable, as defined. The agreement expires on August 31, 1998 and bears interest at the London Interbank Offered Rate ("LIBOR") plus 2.0% (7.69% at April 27, 1997).

Under the terms of the revolving credit agreement and term loan, the Company is required to maintain certain financial ratios and minimum levels of working capital and net worth, and is restricted, among other things, from the payment of dividends on Common Stock, new borrowings, capital expenditures and mergers.

The obligations under capital leases are at fixed interest rates of 8.87% and 9.33% and are collateralized by the leased property.

Aggregate annual maturities of long-term debt and capital lease obligations as of April 27, 1997 follow:

                                                               LONG-TERM              CAPITAL
                                                                 DEBT                 LEASES               TOTAL
                                                      -------------------------------------------------------------------
1998                                                         $2,895,000             $100,137            $2,995,137
1999                                                            500,000              100,138               600,138
2000                                                             83,333               64,974               148,307
2001                                                                                  42,994                42,994
2002                                                                                  14,331                14,331
                                                      -------------------------------------------------------------------
Total                                                         3,478,333              322,574             3,800,907

Less: amounts representing interest on
    capital leases

                                                                                      44,252                44,252
                                                      -------------------------------------------------------------------
                                                             $3,478,333             $278,322            $3,756,655
                                                      ===================================================================

Substantially all tangible assets are pledged as collateral for the term loan and note payable to bank; substantially all cash and cash equivalents are on deposit with the bank.

                         Novametrix Medical Systems Inc.

2. DEBT (CONTINUED)

The Company paid interest of $248,734 in 1997, $292,328 in 1996 and $374,971 in 1995.

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

On December 8, 1995, 60,000 shares of Preferred Stock, Series B were converted into 666,666 shares of Common Stock. At April 27, 1997, 40,000 shares remain outstanding and are held by the Company's primary lender, redeemable by the Company under certain circumstances, convertible into 444,444 shares of the Company's Common Stock and stated at their redemption and liquidation value as "Redeemable Preferred Stock."

At April 27, 1997 there are 3,767,603 preferred share purchase rights outstanding. Each right entitles the registered holder to purchase one one-hundredth of a share of Preferred Stock, Series A, for $25.00 upon the occurrence of certain specified "takeover" events. The rights are redeemable and exchangeable only in certain specified circumstances. As of April 27, 1997, no takeover events had occurred and no rights were exercisable.

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

                         Novametrix Medical Systems Inc.

4. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS

Activity relating to the Company's stock option plans follows:

                                      1997                           1996                           1995
                        -------------------------------------------------------------------------------------------------
                                             WEIGHTED                         WEIGHTED                          WEIGHTED
                                             AVERAGE                          AVERAGE                           AVERAGE
                                             EXERCISE                         EXERCISE                          EXERCISE
                            OPTIONS           PRICE           OPTIONS          PRICE           OPTIONS           PRICE
                         ------------------------------------------------------------------------------------------------
Outstanding at
  beginning of year         413,734          $3.59            413,367          $3.21           282,885           $2.05
Granted                     115,000           5.72             55,000           5.00           225,000            4.31
Exercised                   (57,782)          2.43            (43,799)          2.05           (74,018)           1.61
Cancelled                   (13,334)          5.00            (10,834)          2.73           (20,500)           5.07
                         ------------------------------------------------------------------------------------------------
Outstanding at end
  of year                   457,618          $4.23            413,734          $3.59           413,367           $3.21
                         ================================================================================================

Options exercisable
  at end of year            245,951          $3.44            212,067          $2.72           171,700           $1.83
                         ================================================================================================

Exercise prices for options outstanding as of April 27, 1997 ranged from $1.00 to $6.00. The weighted average remaining contractual life of these options is
7.3 years.

At April 27, 1997, options for 25,001 shares have been authorized but not yet granted under the Company's stock option plans.

The Company has an employee stock purchase plan expiring on December 31, 2002 for which 150,000 shares of Common Stock have been reserved. As of April 27, 1997, 63,667 shares of Common Stock had been issued under this plan.

                         Novametrix Medical Systems Inc.

4. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS (CONTINUED)

The Company has redeemable Class A and Class B Warrants outstanding covering an aggregate of 1,099,880 shares from the public offering completed on June 16, 1994 (see Note 3) and warrants for 55,000 units issued to the principal underwriter (with each unit consisting of two shares of Common Stock, one Class A Warrant and one Class B Warrant). The Company has also granted warrants to a group of officers and directors, its general counsel, principal lender, key employees and consultants to purchase shares of the Company's Common Stock. Data relating to warrants outstanding at April 27, 1997 follows:

                                                                                       NUMBER OF SHARES
        YEAR WARRANTS                             RANGE OF                          COVERED BY OUTSTANDING
           GRANTED                            EXERCISE PRICES                              WARRANTS
------------------------------------------------------------------------------------------------------------
            1988                              $2.625 to $5.58                              78,763
            1989                              $2.625 to $3.49                              42,976
            1990                                $.89 to $1.81                             237,068
            1991                                        $1.84                             163,043
            1992                                $.93 to $2.25                             110,471
            1993                                       $2.625                              10,000
            1994                                        $4.50                              50,000
            1995                              $4.125 to $5.85                           1,393,059
                                                                                   --------------------
                                                                                        2,085,380
                                                                                   ====================

The warrants were granted at prices which equaled or exceeded the market price of the Company's Common Stock at the date of grant. The warrants expire at various dates from December 8, 1997 through June 20, 2004, and are all currently exercisable. During 1997, an aggregate of 462,134 shares were exercised at prices ranging from $.89 to $1.81 per share.

At April 27, 1997, there were 3,098,776 shares of Common Stock reserved for issuance for: 1) the exercise of options and warrants; 2) purchases through the Company's employee stock purchase plan; and 3) the conversion of Preferred Stock.

                         Novametrix Medical Systems Inc.

4. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS (CONTINUED)

The Company accounts for stock option grants under its stock-based compensation plans and stock purchases under the employee stock purchase plan in accordance with APB No. 25. Accordingly, no compensation cost has been recognized for stock option grants since the options have exercise prices equal to the market value of the Company's common stock at the date of grant. If compensation costs for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for 1997 and 1996 consistent with the method prescribed by FAS No. 123, the Company's net income and earnings per common share would have been adjusted to the pro forma amounts indicated below:

                                                            APRIL 27, 1997           APRIL 28, 1996
                                                      ----------------------------------------------------
Pro forma net income                                          $4,828,364               $3,096,819
Pro forma earnings per share:
   Primary                                                         $.59                     $.38
   Fully diluted                                                   $.58                     $.38

During the initial phase-in period, as required by FAS No. 123, the pro forma amounts were determined based on the stock option grants and employee stock purchases subsequent to May 1, 1995. Therefore, the pro forma amounts may not be indicative of the effects of compensation cost on net income and earnings per share in future years. Pro forma compensation cost relating to the stock options is recognized over the 36 month vesting period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in both fiscal 1997 and 1996: dividend yield of 0%; expected volatility of .294%; risk free interest rate of 5%; and expected lives of ten years. The weighted average fair value of stock options granted in fiscal 1997 and 1996 was $2.84 and $2.59, respectively.

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

                         Novametrix Medical Systems Inc.

6. BUSINESS AND SIGNIFICANT CUSTOMERS

The Company considers that its products comprise a single business segment within the medical instruments industry. The Company had export sales as follows:

                                               WESTERN
                                              HEMISPHERE
                                             (OTHER THAN
                         EUROPE               THE U.S.)                ASIA               OTHER               TOTAL
                  ------------------------------------------------------------------------------------------------------
1997               $3,633,733               $3,386,274              $3,682,431          $741,442          $11,443,880
1996                4,498,005                2,949,055               3,076,383           814,325           11,337,768
1995                4,183,032                2,083,169               2,428,293           593,821            9,288,315

No one customer accounted for more than 10% of net sales in 1997, 1996 or 1995.

7. OPERATING LEASES

The Company has a noncancellable long-term operating lease for its main plant and office facility which expires in 2008. The lease requires the Company to pay for related property taxes and insurance, contains a renewal option for five years, a purchase option upon commencement of the sixth year of the lease and stipulates a general inflation escalation clause. In addition, the Company leases certain equipment under various noncancellable long-term operating leases. Future minimum annual lease payments for these long-term operating leases for the next five years and thereafter are:

1998                                                              $  498,624
1999                                                                 465,521
2000                                                                 460,763
2001                                                                 408,425
2002                                                                 408,425
Thereafter                                                         2,552,656
                                                                -------------
                                                                  $4,794,414
                                                                =============

Total rental expense under operating leases was $554,272 in 1997, $398,076 in 1996 and $376,059 in 1995.

                         Novametrix Medical Systems Inc.

8. INCOME TAXES

The components of the Company's deferred income tax accounts follow:

                                                                        FISCAL YEAR ENDED
                                                          1997                    1996                   1995
                                                ------------------------------------------------------------------------
 Deferred tax assets:
  Tax credits                                        $  656,900              $   639,756             $   526,671
  Net operating loss carryforwards                    3,907,427                4,413,335               5,255,267
  Inventories - valuation allowance
       and other                                        812,122                  687,064                 665,629
  Other                                                 267,621                  166,528                 227,051
                                                ------------------------------------------------------------------------
 Total deferred tax assets                            5,644,070                5,906,683               6,674,618

 Valuation allowance for deferred
  tax assets                                           (506,141)              (4,872,987)             (6,652,586)
                                                ------------------------------------------------------------------------
                                                      5,137,929                1,033,696                  22,032

 Deferred tax liabilities                                87,929                   13,696                  22,032
                                                ------------------------------------------------------------------------
 Net deferred tax asset                              $5,050,000              $ 1,020,000             $         -
                                                ========================================================================

The (benefit) provision for income taxes consists of the following:

                                                                       FISCAL YEAR ENDED
                                                         1997                  1996               1995
                                                -----------------------------------------------------------
Current tax expense                                   $    30,000           $    40,000           $40,000
Deferred tax (benefit)                                 (4,030,000)           (1,020,000)
                                                -----------------------------------------------------------
Income tax expense (benefit)                          $(4,000,000)          $  (980,000)          $40,000
                                                ===========================================================

                         Novametrix Medical Systems Inc.

8. INCOME TAXES (CONTINUED)

The provision for income taxes at the Company's tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                    FISCAL YEAR ENDED
                                          1997           1996           1995
                                     --------------------------------------------
Computed tax expense at expected
 statutory rate                       $   314,000     $   727,000     $ 559,000
State taxes, net of federal effect         (4,000)          3,000         2,000
Alternative minimum tax                    37,000          40,000
Permanent items -- net effect              30,000           2,000         3,000
Utilization of net operating loss
 carryforwards                           (476,000)       (729,000)     (564,000)
Reduction in valuation allowance       (3,864,000)     (1,020,000)
                                     --------------------------------------------
                                      $(4,000,000)    $  (980,000)    $  40,000
                                     ============================================

At April 27, 1997 the Company had net operating loss carryovers for federal income tax reporting purposes of approximately $11,475,000 of which $6,900,000 expires in 2005, $4,200,000 expires in 2006 and $375,000 expires in 2007. The Company has unused research and other tax credits of approximately $657,000 at April 27, 1997 which expire in varying amounts between 1998 and 2010. Such credits will be reflected in operations when realized. The Company also has approximately $70,000 in state net operating loss carryovers which expire in 1999.

SFAS No. 109 requires the reduction of the deferred tax asset by a valuation allowance if, based on the weight of available evidence, it is more likely than not that a portion or all of the deferred tax asset will not be realized. During 1997, the Company reduced its valuation allowance by $3,864,000 due to the Company's continued improvement in earnings and increased probability of future taxable income. Based on the weight of available evidence, in the opinion of the Company's management, the Company will more likely than not generate sufficient taxable income to fully utilize the net deferred tax asset recorded on the balance sheet at April 27, 1997.

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

Income taxes paid in 1997, 1996 and 1995 were not significant.

                         Novametrix Medical Systems Inc.

9. QUARTERLY 1997 DATA (UNAUDITED)

                                                   QUARTER
                           --------------------------------------------------------       TOTAL
                            FIRST          SECOND          THIRD          FOURTH           YEAR
                           ---------------------------------------------------------------------------
Net revenues            $ 6,422,001     $ 6,591,346     $ 7,255,157     $ 7,993,158     $ 28,261,662
Gross profit              3,683,630       3,750,873       4,042,641       4,477,340       15,954,484
Research and
    development
    expenses                799,294         842,662         814,182         847,684        3,303,822
Selling, general and
    administrative
    expenses              2,277,154       2,264,158       2,342,447       2,422,969        9,306,728
Non-recurring
    expenses                                              2,149,910                        2,149,910
Income tax benefit         (100,000)       (100,000)        (50,000)     (3,750,000)      (4,000,000)
Net income (loss)           647,874         696,158      (1,279,860)      4,859,387        4,923,559
Net earnings (loss)
    per share (fully
    diluted)            $       .08     $       .08     $      (.16)    $       .58     $        .59

10. RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Statement simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. The Company will adopt this standard, as required, in the first quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Had this standard been adopted at April 27, 1997, the Company would have reported primary earnings per share of $.70, $.49 and $.27 for the years ended April 27, 1997, April 28, 1996 and April 30, 1995, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

                Novametrix Medical Systems Inc. and Subsidiaries

                Schedule II -- Valuation and Qualifying Accounts

                                 April 27, 1997

---------------------------------------------------------------------------------------------------------------------------------
                        COL. A                    COL. B                   COL. C                   COL. D           COL. E
                                                                          ADDITIONS
                                                BALANCE AT        CHARGED TO       CHARGED TO
                                               BEGINNING OF       COSTS AND          OTHER                         BALANCE AT
                     DESCRIPTION                  PERIOD           EXPENSES         ACCOUNTS       DEDUCTIONS     END OF PERIOD
---------------------------------------------------------------------------------------------------------------------------------
Year ended April 27, 1997:
    Allowance for doubtful accounts
       deducted from accounts receivable         $250,000          $29,000                         $29,000 (1)       $250,000



Year ended April 28, 1996:
    Allowance for doubtful accounts
       deducted from accounts receivable         $250,000          $ 6,000                         $ 6,000 (1)       $250,000



Year ended April 30, 1995:
    Allowance for doubtful accounts
       deducted from accounts receivable         $250,000          $15,000                         $15,000 (1)       $250,000

(1) Uncollectible accounts written off, net of recoveries.

                               Index to Exhibits(1)

                                                                                     Page
                                                                                     ----
3(a)          Certificate of Incorporation of the Company, as amended
              (incorporated by reference to Exhibit 3(a) and 3(e) to the
              Company's Registration Statement on Form SB-2 dated June 8, 1994).       --

3(b)          Certificate of Designation of Series A Preferred Stock of the
              Company filed with the Secretary of State of the State of Delaware on March 17, 1989 (incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form SB-2 dated June 8,
              1994).                                                                   --

3(c)          Certificate of Designation of Series B Preferred Stock of the
              Company filed with the Secretary of State of the State of Delaware on August 29, 1991 (incorporated by reference to Exhibit 1 to the
              Company's Current Report on Form 8-K dated August 29, 1992).             --

3(d)          By-Laws of the Company, as amended to date (incorporated by reference to Exhibit 3(d) of the Company's Form 10-KSB for the
              year ended April 28, 1996).                                              --

10(a)         Employment Agreement dated as of June 1, 1988 between the Company and William J. Lacourciere, as amended (incorporated by reference to Exhibit 10(a) to the Company's Registration Statement on Form
              SB-2 dated June 8, 1994).                                                --

10(b)         Amendment dated as of August 1, 1988 to the Employment Agreement between the Company and William J. Lacourciere (incorporated by reference to Exhibit 10(b) to the Company's Registration Statement
              on Form SB-2 dated June 8, 1994).                                        --

--------

              (1) Copies of exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.

10(c)         Warrant Certificate of the Company, the warrants evidenced thereby exercisable commencing on December 29, 1989, together with
              Schedule of substantially identical warrants (incorporated by reference to Exhibit 10(c) to the Company's Form 10-KSB for the
              year ended April 28, 1996).                                              --

10(d)         Warrant Certificate of the Company, the warrants evidenced thereby exercisable commencing on May 23, 1990 (incorporated by reference to Exhibit 10(d) to the Company's Form 10-KSB for the year ended
              April 28, 1996).                                                         --

10(e)         Warrant Certificate of the Company, the warrants evidenced thereby exercisable commencing on September 15, 1988, together with
              Schedule of substantially identical warrants (incorporated by reference to Exhibit 10(e) to the Company's Registration Statement
              on Form SB-2 dated June 8, 1994).                                        --

10(f)         First Amendment to Warrant Certificate of the Company dated as of
              September 19, 1989, together with Schedule of substantially identical amendments (incorporated by reference to Exhibit 10(f)
              to the Company's Form 10-KSB for the year ended April 28, 1996).         --

10(g)         Warrant Certificate of the Company, the warrants evidenced thereby exercisable commencing on May 1, 1989, together with Schedule of substantially identical warrants (incorporated by reference to
              Exhibit 10(g) to the Company's Registration Statement on Form SB-2
              dated June 8, 1994).                                                     --

10(h)         First Amendment to Warrant Certificate of the Company dated as of
              September 19, 1989, together with Schedule of substantially identical amendments (incorporated by reference to Exhibit 10(h)
              to the Company's Form 10-KSB for the year ended April 28, 1996).         --

10(i)         Warrant Certificate of the Company, the warrants evidenced thereby exercisable commencing on January 2, 1991 (incorporated by reference to Exhibit 10(dd) to the Company's Registration
              Statement on Form S-1 dated December 30, 1991).                          --

10(j)         Form of Warrant Certificate of the Company, the warrants evidenced thereby exercisable commencing on December 2, 1991 (incorporated by reference to Exhibit 10(ee) to the Company's Registration
              Statement on Form S-1 dated December 30, 1991).                          --

10(k)         Rights Agreement dated as of March 14, 1989 between the Company and The Connecticut Bank and Trust Company, N.A., as Rights Agent
              ("CBT"), which includes the form of Certificate of Designation setting forth the terms of the Series A Preferred Stock, $1.00 par value, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit
              C (incorporated by reference to Exhibit 10(l) to the Company's
              Registration Statement on Form SB-2 dated June 8, 1994).                 --

10(l)         Amendment to Rights Agreement dated as of October 30, 1990 among the Company, CBT and Mellon Bank, N.A. (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for
              the year ended April 28, 1991).                                          --

10(m)         Amendment to Rights Agreement dated as of August 29, 1991 between the Company and Mellon Bank, N.A. (incorporated by reference to
              Exhibit 10(p) to the Company's Registration Statement on Form S-1
              dated December 30, 1991).                                                --

10(p)         Securities Purchase Agreement dated as of August 29, 1991 among the Company, William W. Nicholson, Auric Partners Limited, a
              Michigan limited partnership, and Union Trust Company
              (incorporated by reference to Exhibit 2 to the Company's Current
              Report on Form 8-K dated August 29, 1991).                               --

10(q)         Third Amended and Restated Loan and Security Agreement dated as of
              August 29, 1991 among the Company, NTC Technology Inc., a Delaware corporation ("NTC"), and Union Trust Company (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K
              dated August 29, 1991).                                                  --

10(r)         First Amendment to Third Amended and Restated Loan and Security
              Agreement dated as of April 29, 1993 among the Company, NTC and
              Union Trust Company (incorporated by reference to Exhibit 5(a) to
              the Company's Current Report on Form 8-K dated April 28, 1993).          --

10(s)         1979 Stock Option Plan, as amended (incorporated by reference to
              Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the
              year ended May 2, 1993).                                                 --

10(t)         1990 Stock Option Plan (incorporated by reference to Exhibit
              10(ff) to the Company's Annual Report on Form 10-K for the year
              ended May 2, 1993).                                                      --

10(u)         1992 Employee Stock Purchase Plan (incorporated by reference to
              Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the
              year ended May 2, 1993) (incorporated by reference to Exhibit
              10(y) to the Company's Registration Statement on Form SB-2 dated
              June 8, 1994).                                                           --

10(v)         Form of Letter Agreement between the Company and Keane Securities
              Co., Inc. ("Keane") pursuant to which Keane will act as finder for the Company (incorporated by reference to Exhibit 10(z) to the
              Company's Registration Statement on Form SB-2 dated June 8, 1994).       --

10(w)         Fourth Amended and Restated Loan and Security Agreement dated as of June 16, 1994 among the Company, NTC and Union Trust Company
              (incorporated by reference to Exhibit 10A to the Company's
              Quarterly Report on Form 10-QSB for the three month period ended
              July 31, 1994).                                                          --

10(x)         Amendment to Securities Purchase Agreement dated as of June 16,
              1994 among the Company, William W. Nicholson, Auric Partners
              Limited and Union Trust Company (incorporated by reference to
              Exhibit 10B to the Company's Quarterly Report on Form 10-QSB for
              the three month period ended July 31, 1994).                             --

10(y)         1994 Stock Option Plan (incorporated by reference to Exhibit 4(i)
              to the Company's Registration Statement on Form S-8, dated August
              3, 1994).                                                                --

10(z)         Form of Representative Warrant Agreement, certificate included
              (incorporated by reference to Exhibit 4(a) to the Company's
              Registration Statement on Form SB-2 dated June 8, 1994).                 --

10(aa)        Form of Warrant Agreement, certificate included (incorporated by reference to Exhibit 4(b) to the Company's Registration Statement
              on Form SB-2 dated June 8, 1994).                                        --

10(bb)        Amendment No. 1 to Fourth Amended and Restated Loan and Security
              Agreement dated as of July 26, 1995 among the Company, NTC and
              First Fidelity Bank, formerly Union Trust Company (incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form
              10-KSB for the year ended April 30, 1995).                               --

10(cc)        Amendment No. 3 to Rights Agreement dated as of November 28, 1995 between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10(cc) to the Company's Form 10-KSB for the
              year ended April 28, 1996).                                              --

10(dd)        Lease dated January 4, 1996 between Nova Associates, L.L.C. and the Company (incorporated by reference to Exhibit 10(dd) to the
              Company's Form 10-KSB for the year ended April 28, 1996).                --

10(ee)        Amendment No. 2 to Fourth Amended and Restated Loan and Security
              Agreement dated as of October 25, 1996 among the Company, NTC and
              First Union Bank of Connecticut, formerly First Fidelity Bank.           E-6

10(ff)        Amendment No. 3 to Fourth Amended and Restated Loan and Security
              Agreement dated as of April 25, 1997 among the Company, NTC and
              First Union Bank of Connecticut.                                         E-17

10(gg)        Restricted Stock Agreement between the Company and Joseph A.
              Vincent.                                                                 E-29

11            Statement Re Computation of Per Share Earnings.                          E-35

21            Subsidiaries of the Company.                                             E-36

23            Consent of Ernst & Young LLP, Independent Auditors.                      E-37

24            Power of Attorney (See "Power of Attorney" in Form 10-K).                --

27            Financial Data Schedule.                                                 E-38