Form 10-K/A
period 1997-04-27
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1997-08-26
CIK 310450

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

Common Stock,
$.01 par value                  Class A Warrants                Class B Warrants
(Title of class)                (Title of class)                (Title of class)



                                Page 1 of 7 pages

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes   X       No
                        -----        -----


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. / /

         State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         Aggregate market value as of July 1, 1997 ........................     $42,050,150

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock, $.01 par value, as of July 1, 1997 .............         7,246,652 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the documents incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

                  None.

ITEM 11.          EXECUTIVE COMPENSATION.

                  Item 11 of the Annual Report on Form 10-K of the registrant for the fiscal year ended April 27, 1997 is hereby amended to read in its entirety as follows:

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth information for the fiscal years ended April 27, 1997, April 28, 1996 and April 30, 1995 concerning the compensation of the Company's Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended April 27, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                             Long Term
                                                                            Compensation
                                                Annual Compensation            Awards
                                              ------------------------      -------------
Name and                        Fiscal                                                              All Other
Principal Position               Year          Salary           Bonus       Stock Options        Compensation (1)
------------------               ----          ------           -----       -------------        ----------------
William J. Lacourciere           1997         $220,192         $     0              0                 $3,155
  Chairman of the Board,         1996          200,000          15,000              0                  4,511
  President and Chief            1995          200,000          25,000         30,000                  4,478
  Executive Officer

Joseph A. Vincent                1997          115,000          20,000              0                  2,722
  Chief Operating                1996          104,904          10,000              0                  3,141
  Officer, Executive             1995          100,000          15,000         20,000                  2,651
  Vice President,
  Treasurer and
  Secretary

Philip F. Nuzzo(2)               1997          110,780               0              0                  2,447
  Vice President -               1996               --              --             --                     --
  Marketing and Product          1995               --              --             --                     --
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


                 AGGREGATED OPTION EXERCISES IN THE FISCAL YEAR
             ENDED APRIL 27, 1997 AND FISCAL YEAR END OPTION VALUES

                                                          Number of Unexercised           Value of Unexercised
                                                          Securities Underlying           In-the Money Options
                                                        Options at April 27, 1997         at April 27, 1997(1)
                                                       ----------------------------   ----------------------------
                             Shares
                            Acquired         Value
Name                       on Exercise     Realized    Exercisable    Unexercisable   Exercisable    Unexercisable
----                       -----------     --------    -----------    -------------   -----------    -------------
William J. Lacourciere        - 0 -         - 0 -        20,000          10,000         $27,500         $13,750
Joseph A. Vincent            45,000      $170,625(2)     13,333           6,667          18,333           9,167
Philip F. Nuzzo               - 0 -         - 0 -        28,833           6,667          68,190           9,167


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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         All executive officer compensation decisions have been made by the Compensation Committee of the Company's Board of Directors. The Compensation Committee reviews and makes recommendations regarding the compensation for management and key employees of the Company, including salaries and bonuses. No member of the Compensation Committee is an executive of the Company. The current members of the Compensation Committee are Vartan Ghugasian, Thomas M. Haythe and Steven J. Shulman. Michael J. Needham, whose term as a director expired after the 1996 Annual Meeting of the Company's stockholders, had been a member of the Compensation Committee during the Company's last fiscal year until the expiration of this term as a director. Mr. Ghugasian became a member of the Compensation Committee on January 21, 1997.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 25, 1997

                                   NOVAMETRIX MEDICAL SYSTEMS INC.


                                   By /s/           *
                                      ------------------------------
                                          William J. Lacourciere
                                          Chairman of the Board,
                                          President, Chief Executive
                                          Officer and Director


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  August 25, 1997


                                   By /s/             *
                                      --------------------------------
                                          William J. Lacourciere
                                          Chairman of the Board,
                                          President, Chief Executive
                                          Officer and Director

Dated:  August 25, 1997

                                   By /s/ Jeffery A. Baird
                                      --------------------------------
                                          Jeffery A. Baird
                                          Chief Financial Officer and
                                          Principal Accounting Officer

Dated:  August 25, 1997

                                   By                 *
                                      --------------------------------
                                          Paul A. Cote
                                          Director

Dated:  August 25, 1997

                                   By                 *
                                      --------------------------------
                                          Vartan Ghugasian
                                          Director

Dated:  August 25, 1997

                                   By                 *
                                      --------------------------------
                                          Thomas M. Haythe
                                          Director

Dated:  August 25, 1997

                                   By                 *
                                      --------------------------------
                                          Photios T. Paulson
                                          Director

Dated:  August 25, 1997

                                   By                 *
                                      --------------------------------
                                          Steven J. Shulman
                                          Director


                                  *By /s/ Jeffery A. Baird
                                      --------------------------------
                                          Jeffery A. Baird
                                          William Lacourciere
                                          Attorney-in-fact