Form 10-Q
period 1997-08-03
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1997-09-17
CIK 310450

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  August 3, 1997

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________.

Commission file number 20-8969

                         NOVAMETRIX MEDICAL SYSTEMS INC.
             (Exact name of registrant as specified in its charter)

               Delaware                              06-0977422
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

                    5 Technology Drive, Wallingford, CT 06492
               (Address of principal executive offices) (zip code)

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

Common Stock, $0.01 par value: 7,603,998 shares issued and outstanding as of August 31, 1997

                                  Page 1 of 16
                          Index to Exhibits at Page 14

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                      INDEX




                                                                               PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         Condensed Consolidated Statements of Income -
           Quarters ended August 3, 1997 and July 28, 1996                       3

         Condensed Consolidated Balance Sheets -
           August 3, 1997 and April 27, 1997                                     4

         Condensed Consolidated Statements of Cash Flows -
         Quarters ended August 3, 1997 and July 28, 1996                         6

         Notes to Condensed Consolidated Financial Statements  -
         August 3, 1997                                                          7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                            9



PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                        12


SIGNATURES                                                                       13

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                           QUARTER ENDED      QUARTER ENDED
                                          AUGUST 3, 1997      JULY 28, 1996
                                          --------------     -------------
Net sales                                    $7,366,461        $ 6,422,001

Costs and expenses:
  Cost of products sold                       3,114,452          2,738,371
  Research and product development              860,157            799,294
  Selling, general and administrative         2,538,974          2,277,154
  Interest                                       84,307             52,290
  Other expense, net                              8,713              7,018
                                             ----------        -----------
                                              6,606,603          5,874,127

                                             ----------        -----------
INCOME  BEFORE INCOME TAXES                     759,858            547,874

Income tax provision (benefit)                  236,000           (100,000)
                                             ----------        -----------
NET INCOME                                   $  523,858        $   647,874
                                             ==========        ===========

Earnings per common share
 (Primary and fully diluted):                $     0.06        $      0.08
                                             ==========        ===========

See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)




  ASSETS                                            AUGUST 3, 1997        APRIL 27, 1997
  ------                                            --------------        --------------
  CURRENT ASSETS

    Cash and cash equivalents                        $    256,030         $    236,808

    Accounts receivable, less
     allowance for losses of $250,000                   6,530,528            8,328,515

    Other receivables                                     996,707

    Inventories:
     Finished products                                  1,732,012            1,741,426
     Work in process                                    2,453,495            1,851,736
     Materials                                          3,464,161            3,241,653
                                                     ------------         ------------
                                                        7,649,668            6,834,815

    Deferred income taxes, net                          2,450,000            2,450,000
    Prepaid expenses and other current assets             373,488              313,220
                                                     ------------         ------------
    TOTAL CURRENT ASSETS                               18,256,421           18,163,358


  Equipment                                             7,875,818            7,683,006
    Less: accumulated depreciation                     (5,534,912)          (5,396,091)
                                                     ------------         ------------
                                                        2,340,906            2,286,915


  License, technology, patent and other costs           7,501,959            7,849,401
    Less: accumulated amortization                     (3,476,305)          (3,675,242)
                                                     ------------         ------------
                                                        4,025,654            4,174,159

  Deferred income taxes, net                            2,379,000            2,600,000
                                                     ------------         ------------
                                                     $ 27,001,981         $ 27,224,432
                                                     ============         ============

See accompanying notes

                         NOVAMETRIX MEDICAL SYSTEMS INC.

LIABILITIES AND SHAREHOLDERS' EQUITY                         AUGUST 3, 1997       APRIL 27, 1997
------------------------------------                         --------------       --------------
CURRENT LIABILITIES
  Current portion of long-term debt and
    capital lease obligations                                 $  1,757,280         $  2,974,380
  Accounts payable                                               2,068,070            2,058,142
  Accrued expenses                                               1,195,975            2,299,709
                                                              ------------         ------------
   TOTAL CURRENT LIABILITIES                                     5,021,325            7,332,231

Long-term debt and capital lease obligations,
  less current portion                                             587,061              782,275

Redeemable Preferred Stock, $1 par value,
  40,000 shares at redemption and liquidation value              1,000,000            1,000,000

SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized
    20,000,000 shares, issued 7,937,950
    at August 3, 1997 and 7,525,539 at April 27, 1997,
    including 338,452 Treasury shares                               79,380               75,255

  Additional paid-in capital                                    30,500,403           28,737,217

  Retained-earnings (deficit)                                   (7,699,150)          (8,215,508)

  Treasury stock                                                (2,487,038)          (2,487,038)
                                                              ------------         ------------
                                                                20,393,595           18,109,926
                                                              ------------         ------------
                                                              $ 27,001,981         $ 27,224,432
                                                              ============         ============

See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                              QUARTER             QUARTER
                                                               ENDED               ENDED
                                                           AUGUST 3, 1997      JULY 28, 1996
                                                           --------------      -------------
OPERATING ACTIVITIES
 Net income                                                 $   523,858         $ 647,874
 Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation                                                138,822            94,330
    Amortization                                                133,808           130,836
    Deferred income taxes                                       221,000          (115,000)
    Increases (decreases) in cash flows as
       a result of changes in operating assets
       and liabilities:
         Accounts receivable                                  1,851,238          (689,764)
         Inventories                                           (814,853)           35,976
         Prepaid expenses and other current assets              (60,268)         (177,658)
         Accounts payable                                         9,928           (39,720)
         Accrued expenses                                    (1,103,734)          330,002
                                                            -----------         ---------
 NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                                 899,799           216,876

INVESTING ACTIVITIES
 Purchases of equipment                                        (192,813)          (98,443)
 Purchases of license, technology, patents and other            (38,554)          (34,419)
                                                            -----------         ---------
NET CASH USED BY INVESTING ACTIVITIES                          (231,367)         (132,862)

FINANCING ACTIVITIES
 Principal payments on borrowings                            (1,412,314)         (125,000)
 Dividends on Preferred Stock                                    (7,500)           (7,500)
 Net proceeds from sales of Common Stock                        770,604            62,300
                                                            -----------         ---------
NET CASH USED BY FINANCING ACTIVITIES                          (649,210)          (70,200)
                                                            -----------         ---------
INCREASE IN CASH AND CASH EQUIVALENTS                            19,222            13,814

Cash and cash equivalents at beginning of period                236,808           283,003
                                                            -----------         ---------
Cash and cash equivalents at end of period                  $   256,030         $ 296,817
                                                            ===========         =========

See accompanying notes

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 AUGUST 3, 1997


NOTE 1 -- BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the Company's 52/53 week fiscal year reporting structure ending on the Sunday closest to April 30th, the quarter ended August 3, 1997 contained fourteen weeks as compared to thirteen weeks for the quarter ended July 28, 1996. Operating results for the quarter ended August 3, 1997 are not necessarily indicative of the results that may be expected for the year ending May 3, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 27, 1997.


NOTE 2 -- PER SHARE AMOUNTS: Earnings per common share amounts for both primary and fully diluted calculations are $0.06 and $0.08, respectively, for the quarters ended August 3, 1997 and July 28, 1996. The weighted average number of common shares and common stock equivalents for the primary and fully diluted earnings per share computations are 8,504,419 and 9,237,966, respectively, for August 3, 1997 and 8,161,052 and 8,208,744, respectively, for July 28, 1996.

Earnings per common share amounts were computed by dividing net income by the weighted average number of shares of Common Stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of the Company's Preferred Stock, stock options, warrants and shares subscribed under the Company's employee stock purchase plan. The computations of dilutive common stock equivalents are based on the if-converted method for the Preferred Stock and on the treasury stock method for the other common stock equivalents using the average market price for the primary earnings per share computations and the higher of average or period ending market price for the fully diluted earnings per share computations.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Statement simplifies the standards for computing earnings per share and makes them comparable to international standards. The Company will adopt this standard, as required, in the third quarter of fiscal 1998, at which time it will be required to change the method currently used to compute earnings per share and to restate all prior periods presented. Had this standard been adopted at August 3, 1997, the Company would have reported primary earnings per share of $0.07 and $0.10, respectively, for the quarters ended August 3, 1997 and July 28, 1996. The impact of Statement No. 128 on the calculation of fully diluted earnings per share would not have been material.

NOTE 3 -- OTHER RECEIVABLES: As of August 3, 1997, the Company recorded a receivable from its transfer agent of $996,707, representing the proceeds from the exercise of 201,355 Class A Warrants. These proceeds, received by the Company subsequent to the end of the first quarter, have been classified on the balance sheet as Other Receivables.


NOTE 4 -- CONTINGENCIES: The Company is a party to various legal proceedings generally incidental to its business. Management believes that none of such legal proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Operating results for the first quarter ended August 3, 1997 improved compared to the three months ended July 28, 1996. On a comparable, fully diluted, fully taxed basis, net income rose to approximately $524,000 or $0.06 per share for the first quarter of fiscal 1998 from approximately $362,000 or $0.04 per share for the first quarter of fiscal 1997. While reported net income for the first quarter of fiscal 1997 was approximately $648,000 or $0.08 per fully diluted share, net income for this period included net deferred tax benefits of $100,000 as compared to $236,000 of income tax expense for the first quarter of fiscal 1998. Pre-tax profit margins increased to 10.3% from 8.5% when comparing the first quarter of fiscal 1998 to the first quarter of the prior fiscal year. Due to the Company's 52/53 week fiscal year calendar, first quarter 1998 results included 14 weeks as compared to 13 weeks for the first quarter of fiscal 1997.

     Net sales for the first quarter of fiscal 1998 increased 15% to approximately $7,366,000 compared to approximately $6,422,000 for the first quarter of fiscal 1997. The increase in overall sales was primarily led by an increase in sales to original equipment manufacturers (OEMs) and international customers. Domestic sales declined by 3% compared to the prior year partially due to the Company's transition to its new products.

     Cost of products sold as a percentage of net sales was approximately 42.3% for the first quarter of fiscal 1998 which was basically unchanged from the 42.6% reported for the first quarter of fiscal 1997. The Company is continuing its ongoing efforts to enhance its gross margins through product cost reductions and production efficiencies.

     Research and product development expenses increased by approximately $61,000 or 8% for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. The increase was primarily due to higher levels of salaries and related fringe benefits, partially offset by reduced fees for outside professional services, and lower expenditures for supplies and materials. Such increases were anticipated in connection with the Company's fiscal 1998 business objectives.


     Selling, general and administrative ("S,G&A") expenses increased approximately $262,000 or 11% to approximately $2,539,000 or 34% of revenues for the first quarter of fiscal 1998 compared to approximately $2,277,000 or 35% of revenues for the first quarter of fiscal 1997. Increased marketing expenses, including salaries and related fringe benefits, and promotional expenditures primarily related to new product launches, accounted for approximately 60% of the increase in S,G, & A expenses. Higher G&A expenses including salaries and related fringe benefits contributed to the balance of the increase.

     Interest expense increased by approximately $32,000 or 61% for the quarter ended August 3, 1997 as compared to the quarter ended July 28, 1996. Increased average borrowings outstanding under the

Company's revolving credit facility primarily associated with increased inventory requirements and non-recurring costs pertaining to the Company's attempted merger and related proxy contest, as well as interest associated with capital lease obligations, were primarily responsible for the increase in interest expense. Lower bank term debt levels partially offset the increased borrowings against the Company's revolving credit agreement.

     Income taxes of $236,000 for the quarter ended August 3, 1997 are recorded on a fully taxed basis as compared to the prior year which included $15,000 of income tax expense and a $115,000 deferred tax benefit as a result of a reduction in the deferred tax asset valuation allowance. As a result of reductions in the valuation allowance during fiscal 1996 and fiscal 1997 totaling $1,020,000 and $3,864,000, respectively, the Company began recording income tax expense on a fully-taxed basis for financial reporting purposes during the first quarter of fiscal 1998. Due to significant net operating loss carryforwards for federal income tax purposes, the Company expects income taxes payable to be minimal for fiscal 1998.

    Except for orders pursuant to long-term OEM agreements, the Company traditionally ships its products on a current basis. As such, the Company does not consider its backlog levels to be a meaningful indicator of future sales.


LIQUIDITY AND SOURCES OF CAPITAL

     The Company's working capital grew by approximately $2,404,000 to $13,235,000 at August 3, 1997 compared to $10,831,000 at April 27, 1997.
Increases in inventory of approximately $815,000 and other receivables of $997,000 and decreases in accrued expenses of $1,104,000 and the revolving credit facility of $1,175,000, were partially offset by decreases in accounts receivable of $1,798,000. The Company's current ratio increased to 3.6 to 1 at August 3, 1997 from 2.5 to 1 at April 27, 1997.

     Approximately $900,000 of cash was provided by operations for the three months ended August 3, 1997 compared to $217,000 of cash provided for the three months ended July 28, 1996. Decreases in accounts receivable, partially offset by increases in inventory and payments of accrued expenses, were primarily responsible for the improvement in operating cash flows. An increase in income before taxes, depreciation, and amortization of approximately $259,000 also contributed to improved operating cash flows.

     Financing activities included approximately $1,412,000 of payments toward the Company's bank term debt and revolving credit facility for the quarter ended August 3, 1997 as compared to approximately $125,000 of payments issued during the first quarter of the prior year. These payments were funded by approximately $771,000 of proceeds from the exercise of options and warrants and improvements in accounts receivable performance.

     The Company expects cash from operations to adequately fund its planned operating requirements for the balance of fiscal 1998 and that additional funds, if needed, could be obtained from the unused portion of the Company's revolving credit facility, the exercise of the warrants associated with the June 1994 public offering, or from other available sources on commercially reasonable terms.

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

         (b) Reports on Form 8-K: There were no reports on Form 8-K during the quarter ended August 3, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       NOVAMETRIX MEDICAL SYSTEMS INC.




 Dated:    September 15, 1997           s/WILLIAM J. LACOURCIERE
                                        ---------------------------------------
                                          William J. Lacourciere
                                          Chairman of the Board,
                                          President and
                                          Chief Executive Officer



 Dated:    September 15, 1997           s/JEFFERY A. BAIRD
                                        ---------------------------------------
                                          Jeffery A. Baird
                                          Chief Financial Officer and
                                          Principal Accounting Officer

                                INDEX TO EXHIBITS




                                                                PAGE
11   Statement Re:  Computation of Per Share Earnings            15

27   Financial Data Schedule                                     16