Form 10-Q
period 1997-11-02
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1997-12-17
CIK 310450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 2, 1997

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

Common Stock, $0.01 par value: 8,787,230 shares issued and outstanding as of December 15, 1997

                          Index to Exhibits at Page 16

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                      INDEX




                                                                            PAGE
PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         Condensed Consolidated Statements of Operations -
           Quarters ended November 2, 1997 and October 27, 1996                3
           Six months ended November 2, 1997 and October 27, 1996              4

         Condensed Consolidated Balance Sheets -
           November 2, 1997 and April 27, 1997                                 5

         Condensed Consolidated Statements of Cash Flows  -
           Six months ended November 2, 1997 and October 27, 1996              7

         Notes to Condensed Consolidated Financial Statements -
           November 2, 1997                                                    8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         10


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  13

ITEM 5.  OTHER INFORMATION                                                    14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     14


SIGNATURES                                                                    15

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                               QUARTER ENDED       QUARTER ENDED
                                              NOVEMBER 2, 1997    OCTOBER 27, 1996
                                              ----------------    ----------------
Net sales                                       $ 7,505,960         $ 6,591,346

Costs and expenses:
  Cost of products sold                           3,278,430           2,840,473
  Research and product development                  851,156             842,662
  Selling, general and administrative             2,495,182           2,264,158
  Interest                                           20,025              46,769
  Other expense                                      23,379               1,126

                                                -----------         -----------
                                                  6,668,172           5,995,188

                                                -----------         -----------
INCOME  BEFORE INCOME TAXES                         837,788             596,158

Income tax provision (benefit)                      211,000            (100,000)

                                                -----------         -----------
NET INCOME                                      $   626,788         $   696,158
                                                ===========         ===========


Earnings per common share:

  Primary                                       $      0.07         $      0.09
                                                ===========         ===========

  Fully diluted                                 $      0.07         $      0.08
                                                ===========         ===========

Weighted average common shares outstanding:

  Primary                                         9,082,105           8,153,379

  Fully diluted                                   9,304,236           8,359,407




See accompanying notes.

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                  SIX MONTHS ENDED    SIX MONTHS ENDED
                                                  NOVEMBER 2, 1997    OCTOBER 27, 1996
                                                  ----------------    ----------------
Net sales                                           $14,872,421         $ 13,013,347

Costs and expenses:
  Cost of products sold                               6,392,882            5,578,844
  Research and product development                    1,711,313            1,641,956
  Selling, general and administrative                 5,034,156            4,541,312
  Interest                                              104,332               99,059
  Other expense                                          32,092                8,144
                                                    -----------         ------------
                                                     13,274,775           11,869,315

                                                    -----------         ------------
INCOME  BEFORE INCOME TAXES                           1,597,646            1,144,032

Income tax provision (benefit)                          447,000             (200,000)

                                                    -----------         ------------
NET INCOME                                          $ 1,150,646         $  1,344,032
                                                    ===========         ============



Earnings per common share:

  Primary                                           $      0.13         $       0.17
                                                    ===========         ============

  Fully diluted                                     $      0.13         $       0.16
                                                    ===========         ============

Weighted average common shares outstanding:

  Primary                                             8,660,543            7,980,756

  Fully diluted                                       9,171,078            8,328,146




See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)




ASSETS                                              NOVEMBER 2, 1997       APRIL 27, 1997
------                                              ----------------       --------------
CURRENT ASSETS

  Cash and cash equivalents                          $    303,466          $    236,808

  Accounts receivable, less
   allowance for losses of $250,000                     6,762,292             8,328,515

  Inventories:
   Finished products                                    2,138,598             1,741,426
   Work in process                                      1,914,648             1,851,736
   Materials                                            3,366,001             3,241,653
                                                     ------------          ------------
                                                        7,419,247             6,834,815

  Deferred income taxes, net                            2,450,000             2,450,000
  Prepaid expenses and other current assets               380,428               313,220

                                                     ------------          ------------
  TOTAL CURRENT ASSETS                                 17,315,433            18,163,358


Equipment                                               8,045,161             7,683,006
  Less accumulated depreciation                        (5,679,620)           (5,396,091)
                                                     ------------          ------------
                                                        2,365,541             2,286,915


License, technology, patents and other costs            7,645,592             7,849,401
  Less accumulated amortization                        (3,569,678)           (3,675,242)
                                                     ------------          ------------
                                                        4,075,914             4,174,159

Deferred income taxes, net                              2,183,000             2,600,000
                                                     ------------          ------------
                                                     $ 25,939,888          $ 27,224,432
                                                     ============          ============




See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

LIABILITIES AND SHAREHOLDERS' EQUITY                        NOVEMBER 2, 1997       APRIL 27, 1997
------------------------------------                        ----------------       --------------
CURRENT LIABILITIES

  Accounts payable                                            $  1,471,424          $  2,058,142
  Accrued expenses                                               1,427,871             2,299,709
  Current portion of capital lease obligations                      32,987                79,380
  Current portion of long-term debt                                                    2,895,000

                                                              ------------          ------------
   TOTAL CURRENT LIABILITIES                                     2,932,282             7,332,231

Capital lease obligations, less current portion                    102,510               198,942
Long-term debt, less current portion                                                     583,333

Redeemable Preferred Stock, $1 par value,
  40,000 shares at redemption and liquidation value
  at April 27, 1997                                                                    1,000,000

SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized
    20,000,000 shares, issued 8,738,967 at
    November 2, 1997 and 7,525,539 at April 27, 1997,
    including 338,452 Treasury shares                               87,390                75,255

  Additional paid-in capital                                    32,384,606            28,737,217

  Retained-earnings (deficit)                                   (7,079,862)           (8,215,508)

  Treasury stock                                                (2,487,038)           (2,487,038)

                                                              ------------          ------------
                                                                22,905,096            18,109,926

                                                              ------------          ------------
                                                              $ 25,939,888          $ 27,224,432
                                                              ============          ============




See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         SIX MONTHS          SIX MONTHS
                                                                           ENDED               ENDED
                                                                      NOVEMBER 2, 1997    OCTOBER 27, 1996
                                                                      ----------------    ----------------
OPERATING ACTIVITIES
 Net income                                                             $ 1,150,646          $ 1,344,032
 Adjustments to reconcile net income
  to net cash provided (used) by operating activities:
    Depreciation                                                            283,755              194,743
    Amortization                                                            270,625              261,790
    Deferred income taxes                                                   417,000             (230,000)
    Increases (decreases) in cash flows as
       a result of changes in operating assets and liabilities:
          Accounts receivable                                             1,619,474           (1,823,981)
          Inventories                                                      (584,432)             (45,147)
          Prepaid expenses and other current assets                         (67,208)            (865,833)
          Accounts payable                                                 (586,718)             345,425
          Accrued expenses                                                 (871,838)             325,330
 NET CASH PROVIDED (USED) BY OPERATING
     ACTIVITIES                                                         -----------          -----------
                                                                          1,631,304             (493,641)

INVESTING ACTIVITIES
 Purchases of equipment                                                    (362,381)            (509,604)
 Purchases of license, technology, patents and other                       (225,631)             (26,024)

                                                                        -----------          -----------
NET CASH USED BY INVESTING ACTIVITIES                                      (588,012)            (535,628)

FINANCING ACTIVITIES
 Proceeds from borrowings                                                                        720,000
 Principal payments on borrowings                                        (3,621,158)            (250,000)
 Dividends on Preferred Stock                                               (15,000)             (15,000)
 Net proceeds from sales of Common Stock                                  2,659,524              593,285
NET CASH (USED) PROVIDED BY FINANCING
    ACTIVITIES                                                          -----------          -----------
                                                                           (976,634)           1,048,285

                                                                        -----------          -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                        66,658               19,016

Cash and cash equivalents at beginning of period                            236,808              283,003
                                                                        -----------          -----------
Cash and cash equivalents at end of period                              $   303,466          $   302,019
                                                                        ===========          ===========
 NON-CASH INVESTING ACTIVITIES:
  Capital lease obligation                                                                   $   149,052

See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                NOVEMBER 2, 1997



NOTE 1 - BASIS OF PRESENTATION: The accompanying condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the Company's 52/53 week fiscal year reporting structure ending on the Sunday closest to April 30th, the first quarter of the current fiscal year included an extra week with the six month period containing 27 weeks compared to 26 weeks in the prior fiscal year. Operating results for the quarter and six months ended November 2, 1997 are not necessarily indicative of the results that may be expected for the year ending May 3, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 27, 1997.


NOTE 2 - PER SHARE AMOUNTS: Common stock equivalents consist of the Company's Preferred Stock, stock options, warrants and shares subscribed under the Company's Employee Stock Purchase Plan. The computation of dilutive common stock equivalents is based on the if-converted method for the Preferred Stock and on the treasury stock method for the other common stock equivalents using the average market price for the primary earnings per share computations and the higher of average or period-end market price for the fully diluted earnings per share computations.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Statement No. 128 simplifies the standards for computing earnings per share and improves their comparability to international standards. The Company will adopt this standard, as required, in the third quarter of fiscal 1998, at which time it will change the method currently used to compute earnings per share and restate all prior periods presented. Had this standard been adopted at November 2, 1997, the Company would have reported basic earnings per share of $0.08 and $0.10, respectively, for the quarters ended November 2, 1997 and October 27, 1996, and $0.15 and $0.20, respectively, for the six-month periods ended November 2, 1997 and October 27, 1996. The impact of Statement No. 128 on the calculation of fully diluted earnings per share would not have been material.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   (CONTINUED)



NOTE 3 - CAPITAL STOCK: On September 26, 1997, the Company's primary lender, First Union Corporation, the holder of the outstanding Preferred Stock, Series B, and 271,738 warrants to purchase common stock of the Company, converted all of such Preferred Stock and exercised all of such warrants.

As a result of the December 8, 1997 expiration date of the Company's Class A Warrants, approximately 373,000 Class A Warrants were exercised subsequent to the end of the second quarter.


NOTE 4 - INCOME TAXES: For the second quarter and six months ended November 2, 1997, the provision for income taxes is based upon the Company's estimated income tax expense for fiscal 1998. The computed effective tax rate differed from the statutory tax rate due to certain timing differences for book to tax purposes and the establishment of a Foreign Sales Corporation which is expected to result in a reduction in the Company's overall effective tax rate.


NOTE 5 - CONTINGENCIES: The Company is a party to various legal proceedings generally incidental to its business. Management believes that none of such legal proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Operating results for both the second quarter and the first six months ended November 2, 1997 improved compared to the corresponding periods of the prior fiscal year ended October 27, 1996. On a comparable, fully diluted, fully taxed basis, net income for the quarter ended November 2, 1997 increased to approximately $627,000 or $0.07 per share compared to $393,000 or $0.05 per share for the quarter ended October 27, 1996. Net income for the six months ended November 2, 1997 increased to approximately $1,151,000 or $0.13 per share as compared to approximately $755,000 or $0.09 per share for the first six months of the prior year when comparing both periods on a fully diluted, fully taxed basis. Reported net income for the quarter and six months ended October 27, 1996 which included certain deferred tax benefits described below, was approximately $696,000 or $0.08 per fully diluted share and approximately $1,344,000, or $0.16 per fully diluted share, respectively.

     Revenues for the second quarter of fiscal 1998 increased 14% to approximately $7,506,000 compared to revenues of approximately $6,591,000 for the second quarter of fiscal 1997. Revenues for the first six months of fiscal 1998 increased 14% to approximately $14,872,000 as compared to revenues of approximately $13,013,000 for the first six months of fiscal 1997. The increase in revenues for both periods was primarily led by an increase in international sales and sales to original equipment manufacturers (OEMs), partially offset by delays in domestic orders.

     Cost of products sold as a percentage of revenues was approximately 43.7% and 43.0%, respectively, for the second quarter and first six months of fiscal 1998 as compared to 43.1% and 42.9% for the second quarter and first six months of fiscal 1997. Cost of products sold as a percentage of revenues was relatively unchanged from year to year. The Company is continuing to pursue improvements in gross margins from product cost reductions and manufacturing efficiencies.

     Research and product development ("R&D") expenses increased by 1% to approximately $851,000 or 11% of revenue for the second quarter of fiscal 1998 compared to approximately $843,000 or 13% of revenue for the second quarter of fiscal 1997. R & D expenses increased by 4% to approximately $1,711,000 or 12% of revenue for the first six months of fiscal 1998 compared to approximately $1,642,000 or 13% of revenue for the first six months of the prior fiscal year. Increases in salaries and related fringe benefits and depreciation were partially offset by decreased outside professional services for both periods reported.

     Selling, general and administrative ("S,G&A") expenses increased by 10% to approximately $2,495,000 or 33% of revenues for the second quarter of fiscal 1998 compared to approximately $2,264,000 or 34% of revenues for the second quarter of fiscal 1997. Increases in marketing promotional costs, international selling expenses required to support increased international sales, and G & A expenditures including legal, accounting and insurance were responsible for the overall

                         NOVAMETRIX MEDICAL SYSTEMS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (CONTINUED)


increase in S,G & A expenses during this period. S, G & A expenditures increased by $493,000 or 11% to approximately $5,034,000 or 34% of revenues for the first six months of fiscal 1998 compared to approximately $4,541,000 or 35% of revenues for the first six months of fiscal 1997. Increased marketing salaries and related fringe benefits, marketing promotional costs primarily related to new product support, and international selling expenses were largely responsible for the increase in S, G & A expenses for the first six months of fiscal 1998 as compared to the first six months of the prior year. Increases in G & A expenses including salaries and related fringe benefits, legal costs, insurance and depreciation contributed to the balance of the increase in S,G & A.

     Interest expense decreased by approximately $27,000 or 57% for the second quarter ended November 2, 1997 as compared to the quarter ended October 27, 1996. The decrease resulted from the Company's repayment of its term loan and revolving credit facility during October 1997 funded by cash from operations and exercises of the Company's warrants. Interest expense increased by approximately $5,000 for the first six months of fiscal 1998 compared to fiscal 1997 primarily as a result of increased working capital requirements in the first quarter.

     Income taxes of $211,000 and $447,000, respectively, for the second quarter and six months ended November 2, 1997, are recorded on a fully taxed basis as compared to the prior year which included $15,000 and $30,000, respectively, of income tax expense. For the second quarter and six months ended October 27, 1996, the Company recognized $115,000 and $230,000, respectively, of deferred income tax benefit. As a result of reductions in the valuation allowance during fiscal 1996 and fiscal 1997 totaling $1,020,000 and $3,864,000, respectively, the Company began recording income tax expense on a fully-taxed basis for financial reporting purposes during the first quarter of fiscal 1998. Due to significant net operating loss carryforwards for federal income tax purposes, the Company expects cash payments for income taxes to be minimal for fiscal 1998.


LIQUIDITY AND SOURCES OF CAPITAL

     The Company had working capital of approximately $14,383,000 at November 2, 1997 compared to approximately $10,831,000 at April 27, 1997. The increase in working capital of approximately $3,552,000 was primarily generated by increases in inventory of approximately $584,000, decreases in accrued expenses and accounts payable of approximately $1,459,000 and reductions in the current portion of long-term bank debt of approximately $2,895,000 offset by decreases in accounts receivable of approximately $1,566,000. As a result, the Company's current ratio increased to 5.9 to 1 at November 2, 1997 from 2.5 to 1 at April 27, 1997.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (CONTINUED)



     Approximately $1,631,000 of cash was provided by operations for the first six months of fiscal 1998 as compared to cash used of approximately $494,000 for the first six months of fiscal 1997. Decreases in accounts receivable, partially offset by increases in inventory and decreases in accounts payable and accrued expenses, were primarily responsible for the improvement in cash provided from operations. Approximately $551,000 of increased cash from operations was provided from income before taxes, amortization and depreciation for the first six months of fiscal 1998 compared to the corresponding period of the prior fiscal year.

     Available cash was used to pay off effectively all of the Company's long-term debt. Debt payments of approximately $3,621,000 were issued during the six months ended November 2, 1997 as the Company repaid its bank term note, revolving credit facility and a portion of its capital lease obligations. Approximately $2,660,000 of funds were provided from exercises of the Company's options and warrants while the remaining funds were provided from operations.

     The Company expects cash from operations to adequately fund its planned operating requirements for the balance of fiscal 1998 and that additional funds, if needed, could be obtained from the Company's available revolving credit facility or from other available sources on commercially reasonable terms.




                               * * * * * * * * * *



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

                           PART II- OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held on October 14, 1997 at the Company's headquarters in Wallingford, Connecticut.

     (b) Not applicable because:

         (i) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934,

         (ii) There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement dated September 12, 1997, and

         (iii)    Such nominees were elected.

     (c) Matters voted upon at the Meeting were as follows:

                                                                  Votes          Votes       Withheld/
                                                                   For          Against       Abstain
                                                                   ---          -------       -------
         (i)      Election of Photios T. Paulson                5,934,577                     23,440
                  as a Class C director for the next
                  three years.

         (ii)     Election of Steven J. Shulman                 5,876,997                     81,020
                  as a Class C director for the next
                  three years.

         (iii)    Approval of the Company's 1997                2,889,843       503,822       25,327
                  Long Term Incentive Plan.

         (iv)     Ratification of the Board of Directors'       5,910,198        34,242       13,577
                  selection of Ernst & Young LLP
                  to serve as the Company's
                  independent auditors for the fiscal
                  year ending May 3, 1998.

ITEM 5.  Other Information.

         (a) The Company entered into a Stockholders Agreement dated as of September 30, 1997 with the members of the Charles F. Manning, Jr., M.D., Group (the "Manning Group"). Under the the Stockholders Agreement, the members of the Manning Group agreed to vote their shares of Common Stock at the 1997 Annual Meeting of the Stockholders for the election of the Company's nominees for director. The Stockholders Agreement also provides that, if there shall not have been any solicitation of proxies on or after the date of the Stockholders Agreement (whether or not any members of the Manning Group participate in such solicitation) not publicly supported by a resolution of a majority of the current members of the Board of Directors, the Company and the Board of Directors increase by one the number of Class C directors of the Company, elect John P. Mahoney, M.D., a member of the Manning Group, as the new Class C director promptly following the Meeting and nominate Dr. Mahoney for reelection as a Class C director at the 1998 Annual Meeting of Stockholders.

         (b) Effective September 30, 1997, the By-Laws of the Company were amended to provide that the appointment of directors by the Board of Directors, a change in the number or classification of directors or the election or removal of officers be made by the affirmative vote of a majority of the full Board of Directors.

         (c) On October 14, 1997, the Board of Directors of the Company appointed John P. Mahoney, M.D., as a Class C director.


ITEM 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits: The exhibits required to be filed as part of the Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

         (b) Reports on Form 8-K: There were no reports filed on Form 8-K filed during the quarter ended November 2, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       NOVAMETRIX MEDICAL SYSTEMS INC.




        Dated:    December 15, 1997          /s/ WILLIAM J. LACOURCIERE
                                             -----------------------------------
                                                 William J. Lacourciere
                                                 Chairman of the Board,
                                                 President and
                                                 Chief Executive Officer



        Dated:    December 15, 1997          /s/ JEFFERY A. BAIRD
                                             -----------------------------------
                                                 Jeffery A. Baird
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer

                                INDEX TO EXHIBITS



                                                                                                 PAGE
           3(e)     Amendment to By-Laws of the Company effective                                 16
                    September 30, 1997

          10(hh)    Stockholders Agreement between the Company and the                            19
                    Charles F. Manning, Jr., M.D., Group dated as of September 30, 1997

          11        Statement Re:  Computation of Per Share Earnings                              33

          27        Financial Data Schedule                                                       34