Form 10-Q
period 1998-02-01
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1998-03-18
CIK 310450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 1, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to____________.

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

Common Stock, $0.01 par value: 8,812,993 shares issued and outstanding as of February 28, 1998



                                  Page 1 of 22
                          Index to Exhibits at Page 14

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                      INDEX




                                                                          PAGE
PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         Condensed Consolidated Statements of Income -
           Quarters ended February 1, 1998 and January 26, 1997            3
           Nine months ended February 1, 1998 and January 26, 1997         4

         Condensed Consolidated Balance Sheets -
           February 1, 1998 and April 27, 1997                             5

         Condensed Consolidated Statements of Cash Flows  -
         Nine months ended February 1, 1998 and January 26, 1997           7

         Notes to Condensed Consolidated Financial Statements -
         February 1, 1998                                                  8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                      9



PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 12


SIGNATURES                                                                13

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                QUARTER ENDED     QUARTER ENDED
                                               FEBRUARY 1, 1998  JANUARY 26, 1997
                                               ----------------  ----------------
Net sales                                         $ 7,378,240       $ 7,255,157

Costs and expenses:
  Cost of products sold                             3,307,401         3,212,517
  Research and product development                    884,429           814,182
  Selling, general and administrative               2,433,411         2,342,447
  Interest                                              5,267            64,896
  Non-recurring expense                                               2,149,910
  Other expense                                         4,737             1,065
                                                  -----------       -----------
                                                    6,635,245         8,585,017

                                                  -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES                     742,995        (1,329,860)

Income tax provision (benefit)                        208,000           (50,000)
                                                  -----------       -----------
NET INCOME (LOSS)                                 $   534,995       $(1,279,860)
                                                  ===========       ===========


Per common share amounts:

  Basic                                           $      0.06       $     (0.18)

  Diluted                                         $      0.06       $     (0.18)


Weighted average common shares outstanding:

  Basic                                             8,650,811         7,168,117

  Diluted                                           9,336,310         7,168,117



See accompanying notes.

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                               NINE MONTHS ENDED  NINE MONTHS ENDED
                                                FEBRUARY 1, 1998   JANUARY 26, 1997
                                                ----------------   ----------------
Net sales                                         $ 22,250,661       $ 20,268,504

Costs and expenses:
  Cost of products sold                              9,700,283          8,791,361
  Research and product development                   2,595,742          2,456,138
  Selling, general and administrative                7,467,567          6,883,759
  Interest                                             109,599            163,955
  Non-recurring expense                                                 2,149,910
  Other expense                                         36,829              9,209
                                                  ------------       ------------
                                                    19,910,020         20,454,332

                                                  ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES                    2,340,641           (185,828)

Income tax provision (benefit)                         655,000           (250,000)
                                                  ------------       ------------
NET INCOME                                        $  1,685,641       $     64,172
                                                  ============       ============


Per common share amounts:

  Basic                                           $       0.21       $       0.01

  Diluted                                         $       0.18       $       0.01


Weighted average common shares outstanding:

  Basic                                              7,928,820          6,929,115

  Diluted                                            9,377,118          8,309,694


See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)




  ASSETS                                  FEBRUARY 1, 1998       APRIL 27, 1997
  ------                                  ----------------       --------------

  CURRENT ASSETS
    Cash and cash equivalents                $  1,447,870        $    236,808

    Accounts receivable, less
     allowance for losses of $250,000           7,803,964           8,328,515

    Inventories:
     Finished products                          2,299,743           1,741,426
     Work in process                            1,904,261           1,851,736
     Materials                                  3,252,164           3,241,653
                                             ------------        ------------
                                                7,456,168           6,834,815

    Deferred income taxes, net                  2,575,000           2,450,000
    Prepaid expenses                              413,609             313,220
                                             ------------        ------------

    TOTAL CURRENT ASSETS                       19,696,611          18,163,358


  Equipment                                     8,329,325           7,683,006
    Accumulated depreciation (deduction)       (5,837,777)         (5,396,091)
                                             ------------        ------------
                                                2,491,548           2,286,915


  License, technology, patents and other        7,832,370           7,849,401
    Accumulated amortization (deduction)       (3,701,225)         (3,675,242)
                                             ------------        ------------
                                                4,131,145           4,174,159

  Deferred income taxes, net                    1,868,000           2,600,000
                                             ------------        ------------
                                             $ 28,187,304        $ 27,224,432
                                             ============        ============





See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

LIABILITIES AND SHAREHOLDERS' EQUITY                         FEBRUARY 1, 1998      APRIL 27, 1997
------------------------------------                         ----------------      --------------

CURRENT LIABILITIES
  Accounts payable                                             $  1,520,554        $  2,058,142
  Accrued expenses                                                1,174,843           2,299,709
  Current portion of capital lease obligations                       33,441              79,380
  Current portion of long-term debt                                                   2,895,000
                                                               ------------        ------------
   TOTAL CURRENT LIABILITIES                                      2,728,838           7,332,231

Capital lease obligations, less current portion                      96,929             198,942
Long-term debt, less current portion                                                    583,333

Redeemable Preferred Stock, $1 par value,
  40,000 shares at redemption and liquidation value                                   1,000,000
  at April 27, 1997

SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized
    20,000,000 shares, issued 9,151,445
    at February 1, 1998 and 7,525,539 at April 27, 1997,
    including 338,452 Treasury shares                                91,514              75,255

  Additional paid-in capital                                     34,301,928          28,737,217

  Retained-earnings deficit                                      (6,544,867)         (8,215,508)

  Treasury stock                                                 (2,487,038)         (2,487,038)
                                                               ------------        ------------
                                                                 25,361,537          18,109,926
                                                               ------------        ------------
                                                               $ 28,187,304        $ 27,224,432
                                                               ============        ============


See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    NINE MONTHS        NINE MONTHS
                                                                       ENDED              ENDED
                                                                  FEBRUARY 1, 1998   JANUARY 26, 1997
                                                                  ----------------   ----------------
OPERATING ACTIVITIES
 Net income                                                          $ 1,685,641        $    64,172
 Adjustments to reconcile net income
  to net cash provided (used) by operating activities:
    Depreciation                                                         441,913            320,555
    Amortization                                                         398,690            393,894
    Deferred income tax expense (benefit)                                607,000           (280,000)
    Increases (decreases) in cash flows as
       a result of changes in operating assets and liabilities:
          Accounts receivable                                            577,802         (1,952,173)
          Inventories                                                   (621,353)          (781,955)
          Prepaid expenses                                              (100,389)          (196,356)
          Accounts payable                                              (537,588)           690,852
          Accrued expenses                                            (1,124,866)         1,000,691
                                                                     -----------        -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       1,326,850           (740,320)

INVESTING ACTIVITIES
 Purchases of equipment                                                 (646,546)          (936,589)
 Purchases of license, technology, patents and other                    (408,927)           (84,714)
                                                                     -----------        -----------
NET CASH USED BY INVESTING ACTIVITIES                                 (1,055,473)        (1,021,303)

FINANCING ACTIVITIES
 Proceeds from borrowings                                                                 1,420,000
 Principal payments on borrowings                                     (3,626,285)          (403,262)
 Dividends on Preferred Stock                                            (15,000)           (22,500)
 Net proceeds from sales of Common Stock                               4,580,970            651,819
                                                                     -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                939,685          1,646,057

                                                                     -----------        -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,211,062           (115,566)

Cash and cash equivalents at beginning of period                         236,808            283,003
                                                                     -----------        -----------
Cash and cash equivalents at end of period                           $ 1,447,870        $   167,437
                                                                     ===========        ===========
 NON-CASH INVESTING ACTIVITIES:
  Capital lease obligation                                                              $   325,387

See accompanying notes.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                FEBRUARY 1, 1998


NOTE 1 -- BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended February 1, 1998 are not necessarily indicative of the results that may be expected for the year ending May 3, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 27, 1997.


NOTE 2 -- PER SHARE AMOUNTS: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Statement simplifies the standards for computing earnings per share and improves their comparability to international standards. The Company adopted this Standard during the fiscal quarter ended February 1, 1998 as required and has restated earnings per share for all prior periods presented to conform to this Standard.

Basic earnings per share is computed by dividing net income less Preferred Stock dividends paid by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of the Company's Preferred Stock, stock options, warrants and shares subscribed under the Company's employee stock purchase plan. The computations of dilutive common stock equivalents are based on the if-converted method for the Preferred Stock and on the treasury stock method for the other common stock equivalents using the average market price for each period presented.


NOTE 3 - CONTINGENCIES: The Company is a party to various legal proceedings generally incidental to its business. Management believes that none of such legal proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


NOTE 4 - CAPITAL STOCK: On September 26, 1997, 40,000 shares of Preferred Stock, Series B, held by the Company's primary lender, were converted into 444,444 shares of the Company's Common Stock.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Operating results for both the quarter and nine months ended February 1, 1998 improved compared to the corresponding periods of the prior fiscal year ended January 26, 1997. Net income for the quarter ended February 1, 1998 increased to approximately $535,000 or $0.06 per basic and diluted share compared to a loss of approximately $(1,280,000) or ($0.18) per share (basic and diluted) for the quarter ended January 26, 1997. Excluding a write-off associated with a planned merger and the recognition of a deferred income tax benefit, net income for the third quarter of the prior year would have been approximately $525,000 or $0.06 per share on a fully taxed and diluted basis. Net income for the nine months ended February 1, 1998 increased to approximately $1,686,000 or $0.21 per basic share and $0.18 per diluted share compared to net income of approximately $64,000 or $0.01 per share (basic and diluted) for the nine months ended January 26, 1997. Net income for the first nine months of fiscal 1997, excluding the write-off for the planned merger and deferred income tax benefits, would have been approximately $1,257,000 or $0.15 per share on a fully taxed and diluted basis.

     Net sales for the third quarter of fiscal 1998 increased 2% to approximately $7,378,000 compared to net sales of approximately $7,255,000 for the third quarter of fiscal 1997. The increase primarily resulted from an increase in domestic sales partially offset by an expected decrease in sales to original equipment manufacturers (OEM). Net sales for the nine months ended February 1, 1998 increased 10% to approximately $22,250,000 compared to net sales of approximately $20,268,000 for the first nine months of fiscal 1997. Domestic Sales rebounded in the third quarter to return to the same level as the prior year for the nine-month comparisons. The increase in net sales for the nine-month period was primarily led by an increase in OEM sales and international sales.

     Cost of products sold as a percentage of net sales was approximately 44.8% and 43.6%, respectively, for the third quarter and first nine months of fiscal 1998 as compared to 44.3% and 43.4% for the comparative periods of the prior fiscal year. The Company is continuing to pursue cost of sales improvements through engineering enhancements and manufacturing efficiencies.

     Research and product development ("R&D") expenses increased by approximately $70,000 or 9% for the three months ended February 1, 1998 and $140,000 or 6% for the nine months ended February 1, 1998 compared to the corresponding periods of the prior fiscal year. The increase for both periods was primarily due to higher levels of salaries and related fringe benefits, partially offset by reduced expenses for outside professional services. The Company expects to maintain approximately the same levels of R&D expense as a percentage of sales for the remainder of the fiscal year.

     Selling, general and administrative ("S,G&A") expenses increased approximately $91,000 or 4% for the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997. The increase was primarily generated by marketing promotional related expenditures and administrative expenses including legal, accounting and insurance related costs. S,G & A expenses increased approximately $584,000 or 8% for the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997. Increased sales and marketing expenses, including salaries, related fringe benefits and promotional expenditures, and increased administrative expenses, including salaries, related fringe benefits and insurance, were partially offset by reduced service overhead expenses.

     Interest expense decreased by approximately $60,000 and $54,000, respectively, for the quarter and nine months ended February 1, 1998 as compared to the quarter and nine months ended January 26, 1997 reflecting the Company's elimination of its bank debt and a portion of its capital lease obligations during October 1997.

     Income taxes of $208,000 and $655,000, respectively, are recorded on a fully taxed basis for the three months and nine months ended February 1, 1998. Net deferred tax benefits of $50,000 and $250,000 were recorded for the three months and nine months ended January 26, 1997 as a result of a reduction in the Company's deferred tax asset valuation allowance. Due to improvements in the Company's business performance, the Company reduced its valuation allowance during fiscal 1996 and fiscal 1997 totaling $1,020,000 and $3,864,000, respectively, and began recording income tax expense on a fully-taxed basis for financial reporting purposes during the first quarter of fiscal 1998. Due to significant net operating loss carryforwards for federal income tax purposes, the Company expects income taxes payable to be minimal for fiscal 1998.

     Except for orders pursuant to long-term OEM agreements, the Company traditionally ships its products on a current basis. As such, the Company does not consider its backlog levels to be a meaningful indicator of future sales.


LIQUIDITY AND SOURCES OF CAPITAL

     The Company had working capital of approximately $16,968,000 at February 1, 1998 compared to approximately $10,831,000 at April 27, 1997. The increase in working capital of approximately $6,137,000 was primarily generated by funds provided from operations; the exercises of options and warrants; increases in inventory of approximately $525,000; decreases in accrued expenses and accounts payable of approximately $1,662,000; and debt payments of approximately $3,626,000 which were partially offset by decreases in accounts receivable of approximately $525,000. As a result, the Company's current ratio increased to
7.2 to 1 at February 1, 1998 from 2.5 to 1 at April 27, 1997.

     Approximately $1,327,000 of cash was provided by operations for the nine months ended February 1, 1998 as compared to approximately $740,000 of cash used by operations for the corresponding period of the prior fiscal year. Income before income taxes, depreciation and amortization and decreases in accounts receivable, partially offset by increases in inventory and reductions in accounts payable and accrued expenses, were primarily responsible for the improvement.

    The Company expects cash from operations to adequately fund its planned operating requirements for the balance of fiscal 1998 and believes, that additional funds, if needed, could be obtained from the Company's revolving credit facility and from other available sources on commercially reasonable terms.

     This Quarterly Report contains forward-looking statements about the Company's projected operating results. Shareholders and potential investors are cautioned that such statements are predictions and that actual events or results may vary significantly. The Company's ability to achieve its projected results is dependent upon a variety of factors, many of which are outside of management's control. The Company does not intend to update publicly any of the forward-looking statements contained herein.

      PART II- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

Exhibits: The exhibits required to be filed as part of the Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

Reports on Form 8-K: There were no reports filed on Form 8-K filed during the quarter ended February 1, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NOVAMETRIX MEDICAL SYSTEMS INC.



Dated:    March 16, 1998                       s/WILLIAM J. LACOURCIERE
          --------------                       -----------------------------
                                                 William J. Lacourciere
                                                 Chairman of the Board,
                                                 President and
                                                 Chief Executive Officer

Dated:    March 16, 1998                       s/JEFFERY A. BAIRD
          --------------                       -----------------------------
                                                 Jeffery A. Baird
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer

                                INDEX TO EXHIBITS

                                                                            PAGE

          10 (ii)  Amendment dated as of November 24, 1997 to Employment     15
                   Agreement dated as of June 1, 1988 between the Company and William J. Lacourciere

          11        Statement Re:  Computation of Per Share Earnings         20

          27        Financial Data Schedule                                  22