Form 10-K
period 1998-05-03
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1998-07-24
CIK 310450

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

For the fiscal year ended May 3, 1998
                                       OR

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
                  None                                                 None

Securities registered under Section 12(g) of the Exchange Act:

         Common Stock,
         $.01 par value                                       Class B Warrants
         --------------                                       ----------------
         (Title of class)                                     (Title of class)

                              Page 1 of 65 pages
                           Exhibit Index at page E-1.

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

         Aggregate market value as of July 1, 1998 ................. $57,131,791

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock, $.01 par value, as of July 1, 1998 ..... 8,857,786 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the documents incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

         Proxy Statement to be dated on or about July 29, 1998 -- Part III

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

         - Volumetric CO2 Monitors - devices which utilize the integration of CO2 and airway flow to provide significant new parameters such as airway deadspace and CO2 elimination.

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

BLOOD GAS MONITORS

         Levels of oxygen and carbon dioxide ("CO2") in the blood are important indicators of the condition of critically ill or injured patients. These levels are particularly important to doctors, nurses, therapists and other clinicians during anesthesia in the operating room, the assessment of a patient in the emergency room, the monitoring of a patient in the intensive care unit and recovery room and throughout respiratory care applications. Healthy people have a normal range of oxygen and CO2 levels in their blood, lungs and other tissue. Also, depending on a person's size and age, there is a range of normal airway and lung pressure, flow and volume levels. By continuously monitoring these ranges, a change in a patient's status can be detected at an early stage and modified before serious deterioration in a patient's condition occurs. In addition, if a patient's blood gas levels or respiratory mechanics are outside their normal ranges, continuous monitoring provides healthcare professionals with important information concerning the progress of the medical treatment undertaken to restore them to within normal ranges.

         Previously, the only methods of determining the body's oxygen and CO2 levels involved invasive techniques of withdrawing blood samples from a patient's artery and waiting for laboratory analysis of the samples. The Company's products offer healthcare providers the alternative of non-invasive, continuous and immediate measurement of oxygen and CO2. The Company's blood gas monitoring products utilize three different technologies, each of which is suitable for different applications.

         CAPNOGRAPH MONITORS. The Company's capnographs (or end-tidal CO2 monitors) provide a continuous, non-invasive measurement and display of the amount of CO2 in each breath exhaled by the patient. Clinically, end-tidal CO2 levels have been correlated to a patient's arterial blood CO2 levels. Measurement of these levels provides a simple, non-invasive method of estimating the CO2 levels of the patient. Applications for capnographs include (i) intubation verification - the verification of the introduction of an airway tube into the trachea (air tube) rather than the esophagus (food tube) and the verification of an open and unobstructed airway; (ii) extubation detection - the disclosure of the accidental dislodging from the trachea of an airway tube;
(iii) ventilation management through the disclosure of ventilator malfunctions and the proper adjustment of mechanical ventilation to match a patient's condition and needs; and (iv) verification of the effectiveness of cardio-pulmonary resuscitation (CPR).

         The Company's capnographs utilize a form of infrared spectrometry (a method of analyzing gas content by measuring the amount of infrared energy absorbed) developed by the Company to measure levels of expired CO2 throughout the patient's respiratory cycle. These monitors provide both a graphical and digital display of CO2 levels and respiratory rate. The reliability and accuracy of capnography have made its use a rapid indicator of proper and continuous intubation, obstructions in the airway and pulmonary efficiency in eliminating CO2. In addition, end-tidal CO2 and respiratory rate measurements facilitate proper and cost-efficient ventilator use. In recognition of its accurate measurement of clinically significant facts, as well as the added degree of safety that it affords patients, capnography has been recommended for use in the operating room by the American Society of Anesthesiologists and in the intensive care unit by the Society of Critical Care Medicine.

         The Company's TIDAL WAVE(TM) monitor (measuring 8" high, 3" wide and
1 1/2" deep and battery operated) is the first hand-held mainstream CO2 monitor with a graphical waveform on the market. Applications for this monitor include areas outside the traditional bedside setting such as emergency medical services where a smaller, portable monitor is required. The Company also has two bedside capnographs: the CAPNOGARD(R), and the CO2SMO(R), a combined capnograph and pulse oximeter. These "mainstream" (on the airway) capnographs are designed to take measurements at the patient's airway through infrared measurements as compared to "sidestream" measurements of exhaled breath which involve the drawing of samples through tubes connected to bedside monitors and which are susceptible to moisture and other secretion contaminants. All models utilize a durable and solid-state sensor developed by the Company. The TIDAL WAVE has a list sales price of approximately $2,800 depending on configuration, the CAPNOGARD has a list sales price of approximately $6,500 and the CO2SMO has a list sales price of approximately $8,000.

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

         The Company has a family of pulse oximeters designed to meet the individual needs of clinicians in a variety of settings. Each oximeter utilizes the Company's reusable Superbright(TM) sensors, which provide safe and accurate results on all types of patients, including neonates (an infant less than 28 days old) and poorly perfused patients (patients with insufficient blood flow). The Company's full-featured oximeter, the OXYPLETH(R), provides high visibility of the plethysmographic waveform (a graphic display of arterial pulse, also known as a plethysmogram) through the use of digital technology combined with advanced software developed by the Company. The Model 515B and Model 515C (with plethysmogram) pulse oximeters utilize the same basic technology and software as our more expensive model to provide the same oxygen saturation and pulse rate information but with fewer available added features.

         This family of pulse oximeters also includes a battery operated hand-held pulse oximeter, the SPO2T[checkmark]. Measuring approximately 6" high, 4" wide and 1-1/2" deep and weighing less than 1 pound, this monitor's lightweight design and portability permits wide applications such as use in emergency transport situations, doctors' offices, clinics during outpatient procedures and performance of spot checks on patients in all areas of the hospital.

         The Company also offers a unique Sensor Management Program designed to reduce hospital operating costs. Under the program, typically three years or longer, hospitals are able to achieve significant operating cost reductions by switching from disposable oximetry sensors to Novametrix reusable sensors. The program capitates (or limits) contract expenditures while providing the hospital with new pulse oximetry monitors, sensors, and accessories, each of which is warranted over the life of the contract.

         The OXYPLETH has a list sales price of approximately $3,000. The Model 515B, Model 515C and SPO2T[checkmark] have list sales prices of approximately $2,000, $2,200 and $1,000, respectively.

         TRANSCUTANEOUS BLOOD GAS MONITORS. The Company's transcutaneous (through the skin) blood gas monitor provides continuous and non-invasive measurements of oxygen and CO2 levels in the skin tissue of patients. This monitor utilizes dual parameter sensors attached to the patient's skin surface to measure the amount of oxygen and CO2 diffusing through the skin. Based upon the magnitude of the diffusion of the blood gas molecules, the monitor converts the sensor readings into a value corresponding to the oxygen or CO2 at the patient's skin surface and displays the information on the monitor. Premature and other critically ill newborn infants are the primary patients who benefit from the use of transcutaneous monitoring. In view of their limited blood supply, frequent invasive blood sampling has been recognized as traumatic and unsatisfactory for these patients.

         The TCO2M(R) Model 860, a new transcutaneous monitor, is a lightweight, portable unit with a simple menu system which guides the user through set-up and operation. The TCO2M is the first monitor of its kind to provide on-screen graphical trending information allowing patient data to be reviewed directly at the bedside. TCO2M accepts combination or single oxygen and CO2 sensors for optimum versatility and has a list sales price of approximately $6,500 to $8,500 depending on configuration.

VOLUMETRIC CO2 MONITORS

          The Company's newest monitor, the CO2SMO Plus!(TM), is the first monitor to integrate airway flow measurements with capnography (and pulse oximetry) in one small package for continuous bedside monitoring of mechanically ventilated patients. The CO2SMO- Plus! provides continuous, non-invasive measurements of flow, pressure and volume in a patient's airway, as well as measurements of other pulmonary mechanics- CO2 elimination and arterial oxygenation. Applications for this monitor include the clinical management of proper pressure and flow of airway gases being delivered to a mechanically ventilated patient's lungs, allowing therapists to wean a patient from costly mechanical ventilation to spontaneous breathing at the clinically appropriate time. The addition of the first combined mainstream CO2 adapter/flow sensor provides continuous measurements of pulmonary deadspace, the portion of the patient's lungs that does not participate in gas exchange, and CO2 elimination, the volume of CO2 exhaled by the patient, two parameters never before available continuously at the bedside. The use of these parameters, and the impact of each parameter on patient ventilation, provides the clinician with important feedback to optimize the patient's care. Thus the use of the CO2SMO Plus! enhances patient care by minimizing the trauma, length of stay and costs associated with mechanical ventilation. The CO2SMO Plus! has a list price of approximately $11,000.

RESPIRATORY MECHANICS MONITORS

     Respiratory mechanics monitors provide continuous information on a patient's ventilatory status to help prevent Barotrauma (lung rupture) and other complications associated with mechanical ventilation.

Vent[checkmark]TM, (Ventcheck) a hand-held respiratory mechanics monitor, measures flow, pressure and volume at the airway and graphically displays flow and pressure waveforms and loops, breath by breath. Measuring 8" high, 3" wide and 1-1/2" deep and battery operated, this monitor is designed for spot checking mechanically ventilated patients and, when used during transport, provides an additional level of safety for the patient. Respiratory therapy and critical care departments with patients requiring mechanical ventilation represent the primary users of the Vent[checkmark].

     The Company's VenTrak(R) Model 1550 respiratory mechanics monitor also provides pressure, flow and volume in a patient's airway, both continuously and non-invasively. In addition, the VenTrak can be combined with the Company's capnography technology for enhanced monitoring of mechanical ventilation effectiveness and patient respiratory capabilities.

     The Vent[checkmark] has a list sales price of approximately $2,000 and the VenTrak has a list sales price of approximately $9,000 to $13,000 depending upon its configuration.

     The Company also maintains the exclusive rights to patented technology for the commercial manufacture and marketing of a family of disposable airway sensors and a combined CO2/flow adapter.

SALES, MARKETING AND CUSTOMERS

           The Company markets its products domestically and internationally through salespersons and outside distributors to its customers, most of which are hospitals. All of the Company's blood gas and respiratory mechanics products are marketed primarily to hospitals for use in operating rooms, emergency rooms, intensive care units, respiratory therapy departments, transport situations and in other departments where critically ill or injured patients require monitoring. The Company is expanding its marketing efforts to physician groups, nursing homes, surgical centers, outpatient clinics and other healthcare facilities through the use of private label agreements and specialty distributors experienced in these marketplaces.

         The Company also markets its products to original equipment manufacturers (OEMs) which incorporate certain of the Company's products and technologies in the manufacture of their own multi-parameter systems, ventilators and other non-competing products. Generally, the Company sells its products to OEM customers pursuant to long-term contracts which, in certain cases, provide for the purchase of minimum quantities of products at specified prices. The Company assembles products to be sold to OEM customers and, generally, also agrees to provide maintenance and replacement parts. The Company continues to seek new agreements with other OEM customers and additional agreements for other products with its current customers. However, there can be no assurance that the Company will be successful in obtaining other long-term OEM contracts.

         The Company employs a 21-person direct United States sales force and also utilizes four outside distributors in the United States to sell its products. Typically, these distributors sell other medical instruments and products, but do not sell products which compete directly with those offered by the Company. In addition, the Company utilizes manufacturer's representatives to support sales of its products in the non-hospital markets.

         Internationally, the Company currently employs six sales and marketing managers and has approximately 85 outside international distributors. The Company markets its products in over 75 countries. The Company's international net sales of products and services constituted 41%, 41% and 45% of total net sales during Fiscal 1998, 1997 and 1996, respectively. The Company is engaged in continuing efforts to improve and expand the international distribution of its products and expects international sales to continue to constitute a significant portion of total net sales.

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

         The Company's international sales are denominated in U.S. dollars, which may be affected by exchange rate fluctuations. The Company believes that fluctuations in the strength of the U.S. dollar have had a minimal impact on its international sales during prior fiscal years. However, economic uncertainties and current devaluations against the U.S. dollar in the Pacific Rim region during the latter part of Fiscal 1998, modestly affected the Company's sales. The Company is continuing its efforts to maximize business opportunities in that region as it monitors economic events.

         No customer accounted for more than 10% of the Company's net sales in Fiscal 1998, 1997 or 1996.

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

         The Company's research and development activities presently are, and during the foreseeable future are expected to be, devoted primarily to the development and enhancement of the Company's existing products and technologies and to the design and development of new products. For Fiscal 1998, 1997 and 1996, the Company incurred research and development costs aggregating approximately $9,541,000, of which approximately $3,523,000 was attributable to Fiscal 1998, $3,304,000 was attributable to Fiscal 1997 and $2,714,000 to Fiscal 1996. All of the Company's research and development activities are sponsored by the Company.

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

         The Company provides maintenance service for its products through service technicians who are employees of the Company and, to a lesser extent, through independent service representatives. The Company's products utilize modular components which have been designed for maximum maintenance accessibility and ease of removal for repair or replacement. The Company warrants its products against defects in material and workmanship, including parts and labor, for one year or more, except for certain non-capital items which the Company warrants for shorter periods. The Company also offers extended warranty programs that may be purchased by its customers. Historically, the Company's annual warranty expenses have been immaterial.

                                                                              10
BACKLOG

         Except for orders pursuant to long-term OEM agreements, the Company ships its products on a current basis and substantially all of the product backlog at May 3, 1998 is expected to be shipped within its normal operating cycle. As such, the Company does not consider its backlog to be a meaningful indicator of future sales.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

         The Company holds 27 U.S. patents and has pending applications for 11 additional U.S. patents. The Company's patents primarily cover its capnography and respiratory flow technologies which the Company believes provide it with a competitive advantage in the marketplace. Although the Company holds patents and has patents pending related to certain of the Company's products, the Company does not believe that its business as a whole is or will be materially dependent upon patent protection of these products. However, the Company will continue to seek patents as it deems advisable to protect its research and development and the market for its products.

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

         The Company is the owner of approximately 22 trademarks in the United States including, but not limited to, Novametrix(R), CAPNOGARD(R), CAPNOSTAT(R), CO2SMO(R), CO2SMO Plus!(TM), Y-Sensor(TM), SPO2T[checkmark], OXYPLETH(R), SuperBright(TM), VenTrak(R), PNEUMOGARD(R), TIDAL WAVE(TM), TCO2M(R) and Vent[checkmark](TM).

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

         The electronic medical instrumentation industry is characterized by rapid technological changes and advances. Although the Company believes that its products are technologically current, the development of new technologies or refinements of existing ones by the Company's competitors could at any time make the Company's existing products technologically or economically obsolete. Although the Company is not aware of any pending technological developments that would be likely to materially and adversely affect its business or financial position, there can be no assurance that such developments will not occur at any time.

         Although all of the Company's competitors do not market all of the products which the Company markets, the Company estimates that it competes with at least ten competitors. Such competitors vary in size from those which are smaller than the Company to divisions or subsidiaries of multinational corporations. There can be no assurance that the Company will be able to compete successfully with its competitors, some of which also have extensive production facilities, well-established marketing and service organizations, recognized reputations in the electronic medical instrumentation industry and/or far greater financial resources than the Company has or will have in the foreseeable future.

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

         Certain of the Company's products are "devices" within the meaning of the Federal Food, Drug and Cosmetics Act. Under that Act, a manufacturer must obtain approval by the United States Food and Drug Administration ("FDA") of certain new devices before they can be marketed in the United States. The approval process requires that the safety and efficacy of such devices be demonstrated by the manufacturer to the FDA. Under certain circumstances, the cost of obtaining such pre-marketing approval may be high and the process lengthy, and no assurance can be given that approval will be obtained. All of the products currently marketed domestically by the Company requiring pre-marketing approval from the FDA have been so approved.

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

         Various countries in which the Company markets its products have regulatory agencies which perform functions comparable to those of the FDA. Compliance to international standards is a growing factor in conducting business in such markets. Novametrix has obtained ISO 9001 (Quality System) and EN46001 (Quality System specific to medical device manufacturing) certification. By obtaining certification to these standards, the Company is permitted to place a "CE" mark on its products which indicates product compliance as specifically required by the European marketplace. To date, foreign regulations have not adversely affected the Company's business. However, there can be no assurance that any such regulations will not have a material adverse effect on the Company's business and financial condition in the future.

         Changes within the United States healthcare market continue at a rapid pace. The move toward managed care, and the growing influence of managed care networks, hospital group purchasing organizations ("GPOs"), integrated delivery networks ("IDNs") and hospital cooperatives, have had a major impact on the healthcare industry by accelerating trends toward shorter hospital stays, the use of outpatient facilities rather than hospitalization and by lowering annual cost increases for healthcare spending. Today, hospitals in general have expanded their efforts toward reducing operating costs and improving cost controls as well as managing the purchase price of goods and services. Additional cost saving changes could further influence decision-making by hospitals, clinics and other healthcare providers, which form the Company's customer base. These possible changes could potentially reduce or delay capital expenditures by these providers, and could change the users and markets for the Company's products. However, the acute care portion of a hospital (including the operating room and intensive care unit) which is a significant market for the Company's products should not be greatly affected by the trend toward the use of outpatient facilities as such outpatient facilities generally care for patients who are not critically ill. In addition, the trend toward managed competition may improve sales of certain of the Company's non-disposable products which provide substantial cost savings compared to similar disposable products sold by its competitors, and may also improve sales of other Company products that improve patient throughput and thereby result in shorter hospital stays.

         Although the trend toward managed competition may have a positive impact on the Company's business by providing increased coverage for medical procedures utilizing the Company's products, thereby increasing demand for the Company's products, it is not possible at this time to predict what, if any, further changes in healthcare will occur.

EMPLOYEES

         As of May 3, 1998, the Company had a total of 200 full-time employees, consisting of 84 production personnel, 45 research and development personnel, 56 sales, marketing and service personnel and 15 administrative, managerial and financial personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

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

         The Company also leases a building in Redmond, Washington under a three-year lease expiring in March 2000, renewable for an additional three years, and comprising approximately 7,000 square feet of space utilized for research and development and manufacturing support. The lease provides for minimum annual lease payments of $61,700 plus taxes, insurance and other expenses.

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

         See also "Patents, Trademarks and Proprietary Rights" and "Product Liability and Insurance Coverage" under "Item 1. Business."

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

         The Company's common stock, $.01 par value (the "Common Stock"), trades on the Nasdaq Stock Market(SM) under the symbol "NMTX". The following table sets forth the range of high and low sales prices per share for the Common Stock for each of Fiscal 1998 and 1997.

                                               High Sale              Low Sale
                                               ---------              --------
FISCAL 1998
    First Quarter.......................       $9  1/2                $5  1/8
    Second Quarter......................       11  1/16                7  1/8
    Third Quarter.......................        8  1/4                 6
    Fourth Quarter......................        9                      5  3/4

FISCAL 1997
    First Quarter.......................       $7                     $4  7/8
    Second Quarter......................        6  7/8                 5
    Third Quarter.......................        6  1/4                 5
    Fourth Quarter......................        6  1/8                 4  1/2


         On July 17, 1998, the last sale price of the Common Stock as reported on the Nasdaq Stock Market(SM) was $ 7.00.

         As of July 17, 1998, there were approximately 820 record holders of the Common Stock. No dividends have been declared on the Common Stock since the Company was organized. In addition, a loan agreement to which the Company is a party contains, among other provisions, various covenants restricting the Company's ability to pay cash dividends to holders of the Common Stock.

         In addition, the Company has Class B Warrants that trade on the Nasdaq Stock Market(SM) under the symbol "NMTXZ". The Warrants are each exercisable into one share of Common Stock at an exercise price of $5.85 and are scheduled to expire on December 8, 1999. The Warrants are callable by the Company under specified circumstances.

ITEM 6.           SELECTED FINANCIAL DATA.

         The following table sets forth selected financial and operating data of the Company as of the end of each fiscal year and for each of the years in the five-year period ended May 3, 1998.



                                      May 3        April 27,     April 28,     April 30,       May 1,
FOR YEAR ENDED                       1998(1)        1997(1)       1996(1)        1995           1994
                                     -------        -------       -------        ----           ----
Net Sales                          $31,561,144   $28,253,750   $25,260,180   $24,032,101    $20,788,496
Income Before Income Taxes
 and Non-recurring Expenses          3,951,598     3,073,469     2,136,795     1,644,367        754,720
Net Income(2)(3)                     2,903,598     4,923,559     3,116,795     1,604,367        754,720
Net Income Per
Share(2)(3)(4)
  Basic                                   0.35          0.70          0.50          0.27           0.15
  Diluted                                 0.31          0.59          0.38          0.21           0.11
 Cash Dividends on Common
  Stock                                      -             -             -             -              -

AT YEAR END
Total Assets                        31,001,896    27,224,432    18,823,362    16,605,981     15,270,682
Working Capital                     18,602,648    10,831,127     8,363,914     6,411,756      2,142,809
Long-Term Debt                          90,881       782,275     1,333,333     2,308,333      3,560,007
 Redeemable Preferred Stock                  -     1,000,000     1,000,000     1,000,000      1,000,000
Stockholders' Equity                27,032,439    18,109,926    12,528,549     9,151,900      3,283,276


----------------------

(1) The above data should be read in conjunction with the consolidated financial statements, related notes and other financial information set forth elsewhere herein.

(2) Includes income tax benefits of $4,030,000 ($0.58 per basic share and $0.49 per diluted share) and $1,020,000 ($0.17 per basic share and $0.12 per diluted share), respectively, for Fiscal 1997 and Fiscal 1996 as a result of a reduction in the Company's net deferred tax asset valuation allowance.

(3) Fiscal 1997 net income includes non-recurring expenses of $2,149,910 ($0.31 per basic share and $0.26 per diluted share) pertaining to an attempted merger and related proxy context.

(4) Reflects the Company's adoption of Financial Accounting Statement No. 128, "Earnings Per Share", during Fiscal 1998. Prior years have been restated accordingly.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

YEAR ENDED MAY 3, 1998 COMPARED TO YEAR ENDED APRIL 27, 1997

     Fiscal 1998 operating results compared favorably to the prior year. Net income for the year ended May 3, 1998 was $2.9 million or $0.31 per diluted share compared to reported net income for the prior year ended April 27, 1997 of $4.9 million or $0.59 per diluted share. The prior year, however, contained a benefit of $4.0 million from a reduction in the Company's net deferred tax asset valuation allowance and approximately $2.1 million of non-recurring expenses. On a comparable, fully- taxed basis excluding the non-recurring expenses, earnings would have been approximately $2.1 million or $0.25 per diluted share for the year ended April 27, 1997.

     Net sales increased by approximately $3.3 million or 12% to approximately $31.6 million for the fiscal year ended May 3, 1998 compared to approximately $28.3 million for the fiscal year ended April 27, 1997. The growth in sales was primarily led by an increase in domestic sales and sales to OEM (original equipment manufacturer) customers. Sales to international customers reflected a modest improvement for Fiscal 1998 compared to Fiscal 1997 as growth was slowed primarily by economic uncertainties in the Pacific Rim region.

    Cost of sales as a percentage of net sales was 42.4% for Fiscal 1998 compared to 43.6% for Fiscal 1997. The improvement in the cost of sales percentage resulted primarily from favorable sales mix and higher gross margins associated with the Company's newer products. Management continues to focus on product cost reductions through increased utilization of automated equipment, improved product design and reductions in purchase price for materials.

     Research and Product Development ("R&D") expenses increased by approximately $219,000 or 7% to $3,523,000 for Fiscal 1998 compared to R&D expenses of approximately $3,304,000 during Fiscal 1997. Increased expenditures for salaries and related fringe benefits were partially offset by reduced expenses for outside professional services. In accordance with the Company's product development plans, R&D spending is expected to continue to approximate 11% of sales for Fiscal 1999.

     Selling, General & Administrative ("S,G&A") expenses increased by approximately $1,291,000 or 14% to $10,598,000 for Fiscal 1998 compared to $9,307,000 for Fiscal 1997. Approximately 63% of the increase is related to higher sales and marketing expenses and pertains to increased sales and marketing salaries, commissions and related fringe benefits, marketing promotional costs, and travel and entertainment expenses. The balance of the S,G&A increase was related to increased administrative expenses including salaries and related fringe benefits, outside professional services and general insurance.

     Interest expense decreased by approximately $137,000 or 55% to $113,000 for Fiscal 1998 compared to approximately $250,000 for Fiscal 1997. During Fiscal 1998, the Company repaid its term loan, revolving line-of-credit facility and a capital lease obligation resulting in lower interest expense.


     Income tax expense increased to $1,048,000 during Fiscal 1998 from a net benefit of $4,000,000 recorded during Fiscal 1997. The prior year benefit resulted from a reduction in the net deferred tax asset valuation allowance. The Company's effective tax rate for Fiscal 1998 was 26.5% which is less than the statutory rate as a result of benefits received from the Company's Foreign Sales Corporation, R&D tax credits, and a further reduction in the Company's valuation allowance. Management believes that current levels of pre-tax earnings will be sufficient to generate approximately $12,500,000 of future taxable income that is required to utilize the deferred tax benefit recorded as of May 3, 1998. Management expects the effective tax rate to approximate 28% to 30% during Fiscal 1999.

YEAR ENDED APRIL 27, 1997 COMPARED TO YEAR ENDED APRIL 28, 1996

     Net sales increased by approximately $3.0 million or 12% to approximately $28.3 million for the fiscal year ended April 27, 1997 as compared to net sales of approximately $25.3 million for the fiscal year ended April 28, 1996. Sales to domestic, international and OEM customers all exhibited growth during Fiscal 1997 compared to the prior year. OEM sales reflected substantially higher shipment levels to the Company's expanding OEM customer base while product shipments to domestic and international markets reflected more modest improvements over the previous year. In addition, international orders received in Fiscal 1997 exceeded shipments by approximately $550,000 creating a higher opening backlog for Fiscal 1998 than was available at the start of Fiscal 1997.

     Cost of sales as a percentage of net sales was 43.6% for Fiscal 1997 compared to 43.3% for Fiscal 1996. The favorable impact of product cost improvements was essentially offset by sales mix and manufacturing start-up costs associated with the new products introduced during the second half of the fiscal year. The Company continued to target gross margin improvements through added production efficiencies and product cost reductions.

     R&D expenses increased by 22% or approximately $590,000 to $3,304,000 or 11.7% of net sales during the fiscal year ended April 27, 1997 compared to R&D expenses of approximately $2,714,000 or 10.7% of sales during Fiscal 1996. Higher levels of salaries and related fringe benefits, outside professional services and engineering project materials were primarily responsible for the increase in R&D expenditures. R&D expenses were expected to approximate 11.0% of net sales for Fiscal 1998 in conjunction with the Company's product development objectives.

     S,G&A expenses increased by approximately $170,000 or 2% to $9,307,000 for Fiscal 1997 as compared to $9,137,000 for Fiscal 1996. S,G&A expenses as a percentage of net sales improved to 32.9% in Fiscal 1997 compared to 36.2% in the prior fiscal year. Decreased selling expenses related primarily to changes in international distribution and decreased field service expenses were offset by increases in marketing related salaries and fringe benefits and travel and entertainment expenses. General and Administrative expenses increased 6% primarily as a result of higher legal costs and salary and related fringe benefits.

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


LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased by $7.8 million to $18.6 million at May 3, 1998 compared to $10.8 million at April 27, 1997. The current ratio was 5.8 to 1 at May 3, 1998 compared to 2.5 to 1 at April 27, 1997. The increase in working capital was primarily attributable to increases in accounts receivable and inventory, reductions in accounts payable and accrued expenses, and cash realized from the exercise of warrants, the majority of which was used to payoff the Company's bank debt.

     Cash provided from operations was approximately $1,697,000 for Fiscal 1998 compared to cash utilized of approximately $205,000 for Fiscal 1997. Income before income taxes, depreciation and amortization of approximately $5,111,000, partially offset by increases in accounts receivable and inventory and decreases in accounts payable and accrued expenses, was primarily responsible for the improvement in cash flow from operations.

     While cash flow from operations is expected to be the principal source of the Company's working capital during Fiscal 1999, additional funds are available, if needed, from various other sources. As of May 3, 1998, the Company had $3,500,000 of borrowing available under its revolving credit agreement which expires during August 1998 and which the Company expects to renew to August 2000, and approximately

$3,300,000 of additional funds which may be available from the exercise of the Company's Class B Warrants which are callable under specified conditions. Further, management believes that additional funds are obtainable on commercially acceptable terms.


YEAR 2000 COMPLIANCE

     The Company addressed the Year 2000 compliance issue with a focus on two specific potential areas of exposure: our installed base of monitoring equipment, some of which utilize two-digit date and time keeping for documentation purposes, and our business operating systems. With regard to the potential impact on our installed base of medical monitors in the marketplace, the Company performed a thorough examination of current and past products which have software utilizing two-digit dates, and have posted the detailed results of our compliance on our website for our customers to view. With regard to the potential impact on the Company's business operations, we have recently installed a new fully-integrated operating system that is Year 2000 compliant, replacing fourteen-year-old software. In both instances, products and operations, we have determined that there will be no material costs or problems associated with the transition to the Year 2000.


IMPACT OF INFLATION

     The rate of inflation continues to have a marginal impact on the operations of the Company. While management routinely assesses the possible effects of inflation with respect to the Company's future business plans, the rate of inflation is not expected to have a material impact upon the growth of the Company during Fiscal 1999.


                                 ***************

    This Annual Report on Form 10-K contains certain forward-looking statements about the Company's projected operating results. Shareholders and potential investors are cautioned that such statements are predictions and that actual events or results may vary significantly. The Company's ability to achieve its projected results is dependent upon a variety of factors, many of which are outside of management's control, including without limitation: an unanticipated slowdown in the healthcare industry; unanticipated technological developments which affect the competitiveness of the Company's products; or an unanticipated delay or loss of business.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         Certain information with respect to the executive officers and directors of the Registrant is set forth below:


                               Positions
Name                           with the Company                           Age
----                           ----------------                           ---
William J. Lacourciere         Chairman of the Board,                      58
                               President, Chief Executive Officer
                               and Director (Class C)

Joseph A. Vincent              Executive Vice President, Chief             46
                               Operating Officer, Treasurer and
                               Secretary

Leslie E. Mace                 Vice President - Engineering                52

Philip F. Nuzzo                Vice President - Marketing and              45
                               Product Development

Jeffery A. Baird               Corporate Controller, Chief Financial       44
                               Officer

Paul A. Cote                   Director (Class A)                          68

Vartan Ghugasian               Director (Class A)                          53

Thomas M. Haythe               Director (Class C)                          58

John P. Mahoney                Director (Class C)                          50

Photios T. Paulson             Director (Class B)                          59

Steven J. Shulman              Director (Class B)                          47


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

         Jeffery A. Baird was appointed Chief Financial Officer in March 1997. He has served as Controller since February 1993 and has held various positions since joining the Company in 1988. Prior to his employment at Novametrix, Mr. Baird was employed at Philips Medical Systems, Inc., a manufacturer of diagnostic medical imaging equipment.

         Paul A. Cote has been a director of the Company since November 1996. Mr. Cote has been a practicing lawyer in Maine since 1955 and is the President and Director of the law firm of Cote, Cote & Hamann. Mr. Cote was a member of the Board of Directors of Secor Federal Savings & Loan, Birmingham, Alabama (1992 -1993) and the Advisory Boards of Fleet Bank (1990-1992) and Northeast Bankshares Association (later became Norstar and subsequently Fleet) (1975-1989).

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

         Thomas M. Haythe has been a director of the Company since March 1978. He has been a partner at the law firm of Haythe & Curley since prior to 1991. Mr. Haythe also serves as a director of Guest Supply, Inc., a provider of hotel guest room amenities and accessories, Westerbeke Corporation, a manufacturer of marine engine products, and Ramsay Health Care, Inc., a provider of psychiatric healthcare services.

         John P. Mahoney has been a director of the Company since October 1997. Dr. Mahoney has served as a staff pathologist with Pathology Associates, Inc. (pathology group providing services in surgical, cytologic, clinical and forensic pathology) from 1981 to 1994 and since 1996. During such time, Dr. Mahoney has served as Chief of Staff, Tallahassee Community Hospital; President, Capital Medical Society; and Associate Medical Examiner, State of Florida, District II. From 1987 to 1995, Dr. Mahoney was President and Chief Executive Officer of Health Enterprises, Inc., a holding company that included a 62,000 member health maintenance organization, which was merged with Coastal Physicians Group in 1995. Dr. Mahoney is a member of the Manning 13D Stockholders Group. See "Security Ownership of Certain Beneficial Owners" under "Item 12, Security Ownership of Certain Benefit Owners and Management."

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

         Steven J. Shulman has been a director of the Company since November 1993. Mr. Shulman serves as President and Chief Executive Officer of Prudential HealthCare, one of the nation's ten largest healthcare providers. Mr. Shulman previously served as President, Pharmacy & Disease Management Group of Value Health, Inc., a provider of specialty managed care programs, from November 1995 to March 1997. Mr. Shulman served as Executive Vice President from April 1991 until September 1993, and Senior Vice President from prior to 1989 until September 1993 of Value Health. From October 1990 through April 1991 he served as the acting President and Chief Executive Officer of American PsychManagement, Inc. a wholly-owned subsidiary of Value Health. Mr. Shulman has been a director of Value Health since April 1991. Prior to 1989, Mr. Shulman held various managerial positions at CIGNA Healthplan, Inc., a provider of group life and health insurance, including managed care products. Mr. Shulman is also a director of Ramsay Health Care, Inc., a provider of psychiatric healthcare services.

         For additional information concerning this item, see text under caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION.

         For information concerning this item, see text under the captions "Executive Compensation," "Compensation of Directors," "Employment Agreements," "Compensation and Stock Option Committee Interlocks and Insider Participation," "Performance Graph" and "Report of the Compensation and Stock Option Committee" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         For information concerning this item, see text under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         For information concerning this item, see text under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, which information is incorporated herein by reference.

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

                  3.       Exhibits

                  Information with respect to this Item regarding Exhibits required to be filed pursuant to Item 601 of Regulation S-K is contained in the attached Index to Exhibits, which Exhibits are incorporated herein by reference. Exhibits 10(a), 10(b), 10(s), 10(t), 10(u), 10(y), 10(gg), 10(ii) and 10(kk) are
the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

         (b)      Reports on Form 8-K:

                  None.

         (c)      Exhibits:

                  Information with respect to this Item regarding Exhibits required to be filed pursuant to Item 601 of Regulation S-K is contained in the attached Index to Exhibits, which Exhibits are incorporated herein by reference. Exhibits 10(a), 10(b), 10(s), 10(t), 10(u), 10(y), 10(gg), 10(ii) and 10(kk) are
the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

         (d)      Consolidated Financial Statement Schedules:

                  Information with respect to this Item regarding the consolidated financial statement schedule required by Regulation S-X which is excluded from the annual report to shareholders by Rule 14a-3(b) is contained on page S-1 in this Annual Report on Form 10-K.

                                POWER OF ATTORNEY

         The Registrant and each person whose signature appears below hereby appoint each of William J. Lacourciere and Jeffery A. Baird as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K which amendments may make such changes in this Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to this Report with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 24, 1998

                                       NOVAMETRIX MEDICAL SYSTEMS INC.


                                       By/s/William J. Lacourciere
                                         --------------------------------------
                                            William J. Lacourciere
                                            Chairman of the Board,
                                            President, Chief Executive
                                            Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  July 24, 1998


                                       By/s/William J. Lacourciere
                                         --------------------------------------
                                            William J. Lacourciere
                                            Chairman of the Board,
                                            President, Chief Executive
                                            Officer and Director

Dated:  July 24, 1998
                                       By/s/Jeffery A. Baird
                                         --------------------------------------
                                            Jeffery A. Baird
                                            Chief Financial Officer and
                                            Principal Accounting Officer

Dated:  July 24, 1998

                                       By/s/Paul A. Cote
                                         --------------------------------------
                                            Paul A. Cote
                                            Director

Dated:  July 24, 1998

                                       By/s/Vartan Ghugasian
                                         --------------------------------------
                                            Vartan Ghugasian
                                            Director


Dated:  July 24, 1998

                                       By/s/Thomas M. Haythe
                                         --------------------------------------
                                            Thomas M. Haythe
                                            Director

Dated:  July 24, 1998

                                       By/s/John P. Mahoney
                                         --------------------------------------
                                            John P. Mahoney
                                            Director

Dated:  July 24, 1998

                                       By/s/Photios T. Paulson
                                         --------------------------------------
                                            Photios T. Paulson
                                            Director

Dated:  July 24, 1998

                                       By/s/Steven J. Shulman
                                         --------------------------------------
                                            Steven J. Shulman
                                            Director

                           Annual Report on Form 10-K

                          Item 8--Financial Statements

             Item 14(a)(1) and (2)--List of Financial Statements and
                          Financial Statement Schedule

                    Item 14(d)--Financial Statement Schedule

                             Year ended May 3, 1998

                         Novametrix Medical Systems Inc.

                            Wallingford, Connecticut

                         Novametrix Medical Systems Inc.

         Index to Financial Statements and Financial Statement Schedule


The report of Ernst & Young LLP, independent auditors, dated June 24, 1998, and the following consolidated financial statements of Novametrix Medical Systems Inc. are included in Item 8:

         Consolidated Balance Sheets--May 3, 1998 and April 27, 1997

         Consolidated Statements of Income--Years ended May 3, 1998, April 27, 1997 and April 28, 1996

         Consolidated Statements of Shareholders' Equity--Years ended May 3, 1998, April 27, 1997 and April 28, 1996

         Consolidated Statements of Cash Flows--Years ended May 3, 1998, April 27, 1997 and April 28, 1996

         Notes to Consolidated Financial Statements--May 3, 1998

The following consolidated financial statement schedule of Novametrix Medical Systems Inc. is included in Item 14(d):

         Schedule II--Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors

Board of Directors
Novametrix Medical Systems Inc.

We have audited the accompanying consolidated balance sheets of Novametrix Medical Systems Inc. as of May 3, 1998 and April 27, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended May 3, 1998, April 27, 1997 and April 28, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novametrix Medical Systems Inc. at May 3, 1998 and April 27, 1997, and the consolidated results of its operations and its cash flows for the years ended May 3, 1998, April 27, 1997 and April 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Hartford, Connecticut
June 24, 1998

                         Novametrix Medical Systems Inc.

                           Consolidated Balance Sheets


                                                               MAY 3, 1998     APRIL 27, 1997
                                                               -----------     --------------
ASSETS
Current assets:
    Cash and cash equivalents                                  $ 1,783,596       $   236,808
    Accounts receivable, less allowance for losses of
    $250,000                                                     9,712,814         8,328,515
    Inventories:
       Finished products                                         3,624,385         1,741,426
       Work in process                                           1,777,028         1,851,736
       Materials                                                 2,471,521         3,241,653
                                                               -----------       -----------
                                                                 7,872,934         6,834,815

    Deferred income taxes, net                                   2,414,000         2,450,000

    Prepaid expenses and other current assets                      697,880           313,220
                                                               -----------       -----------
Total current assets                                            22,481,224        18,163,358

Equipment, less accumulated depreciation and
    amortization of $6,031,517 in 1998 and $5,396,091 in
    1997                                                         2,596,209         2,286,915

License, technology, patent and other costs, less
    accumulated amortization of $3,566,574 in 1998 and
    $3,675,242 in 1997                                           3,954,797         4,174,159

Deferred income taxes, net                                       1,969,666         2,600,000
                                                               -----------       -----------
                                                               $31,001,896       $27,224,432
                                                               ===========       ===========


See accompanying notes.

                                                                 MAY 3, 1998        APRIL 27, 1997
                                                                 ------------       --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital lease
      obligations                                                $     33,901        $  2,974,380
    Accounts payable                                                1,883,234           2,058,142
    Accrued expenses                                                1,961,441           2,299,709
                                                                 ------------        ------------
Total current liabilities                                           3,878,576           7,332,231

Long-term debt and capital lease obligations, less current
    portion                                                            90,881             782,275

Redeemable Preferred Stock, at redemption and
    liquidation value                                                                   1,000,000

Shareholders' equity:
    Common Stock, $.01 par value, authorized
      20,000,000 shares; issued 9,174,355 shares in 1998
      and 7,525,539 shares in 1997                                     91,744              75,255
    Additional paid-in capital                                     34,754,643          28,737,217
    Retained-earnings (deficit)                                    (5,326,910)         (8,215,508)
    Treasury stock; 338,452 shares                                 (2,487,038)         (2,487,038)
                                                                 ------------        ------------
                                                                   27,032,439          18,109,926
                                                                 ------------        ------------
                                                                 $ 31,001,896        $ 27,224,432
                                                                 ============        ============

                         Novametrix Medical Systems Inc.

                        Consolidated Statements of Income

                                                                 YEAR ENDED
                                              ----------------------------------------------------
                                              MAY 3, 1998       APRIL 27, 1997      APRIL 28, 1996
                                              ------------      --------------      --------------
Revenues:
    Net sales                                 $ 31,561,144       $ 28,253,750        $ 25,260,180
    Interest                                        45,761              7,912              13,988
                                              ------------       ------------        ------------
                                                31,606,905         28,261,662          25,274,168

Costs and expenses:
    Cost of products sold                       13,377,206         12,307,178          10,929,686
    Research and product development             3,522,687          3,303,822           2,714,485
    Selling, general and administrative         10,597,621          9,306,728           9,136,806
    Interest                                       113,246            249,805             286,775
    Non-recurring expenses                                          2,149,910
    Other expense, net                              44,547             20,660              69,621
                                              ------------       ------------        ------------
                                                27,655,307         27,338,103          23,137,373
                                              ------------       ------------        ------------
Income before income taxes                       3,951,598            923,559           2,136,795

Income tax provision (benefit)                   1,048,000         (4,000,000)           (980,000)
                                              ------------       ------------        ------------
Net income                                    $  2,903,598       $  4,923,559        $  3,116,795
                                              ============       ============        ============

Earnings per common share:
    Basic                                     $        .35       $        .70        $        .50
    Diluted                                   $        .31       $        .59        $        .38



See accompanying notes.

                         Novametrix Medical Systems Inc.

                 Consolidated Statements of Shareholders' Equity


                                                                COMMON STOCK                  PREFERRED STOCK
                                                        -------------------------       -----------------------------
                                                          SHARES          AMOUNT         SHARES            AMOUNT
                                                        ---------       ---------       -------       ---------------
Year ended April 28, 1996:
    Balance at April 30, 1995                           6,136,533       $  61,365        60,000       $     1,500,000
    Issuance of stock                                     182,765           1,828
    Stock issuance costs
    Conversion of Preferred Stock                         666,666           6,667       (60,000)           (1,500,000)
    Dividends on Preferred Stock ($.75 a share)
    Net income
                                                        ---------       ---------       -------       ---------------
Balance at April 28, 1996                               6,985,964          69,860          --                    --

Year ended April 27, 1997:
    Issuance of stock                                     539,575           5,395
    Dividends on Preferred Stock ($.75 a share)
    Net income
                                                        ---------       ---------       -------       ---------------
Balance at April 27, 1997                               7,525,539          75,255          --                    --

Year ended May 3, 1998:
    Issuance of stock                                   1,204,372          12,045
    Tax benefit related to stock option exercises
    Conversion of Redeemable Preferred Stock              444,444           4,444
    Dividends on Preferred Stock ($.75 a share)
    Net income
                                                        ---------       ---------       -------       ---------------
Balance at May 3, 1998                                  9,174,355       $  91,744            --       $            --
                                                        =========       =========       =======       ===============


See accompanying notes.

     ADDITIONAL                   RETAINED-                         TREASURY STOCK
      PAID-IN                     EARNINGS             ------------------------------------------
      CAPITAL                     DEFICIT                    SHARES                  AMOUNT                 TOTAL
---------------------       --------------------       ------------------       ------------------       ------------
$          26,239,685       $        (16,162,112)                (338,452)      $       (2,487,038)      $  9,151,900
              343,926                                                                                         345,754
              (22,150)                                                                                        (22,150)
            1,493,333                                                                                              --
                                         (63,750)                                                             (63,750)
                                       3,116,795                                                            3,116,795
---------------------       --------------------       ------------------       ------------------       ------------
           28,054,794                (13,109,067)                (338,452)              (2,487,038)        12,528,549


              682,423                                                                                         687,818
                                         (30,000)                                                             (30,000)
                                       4,923,559                                                            4,923,559
---------------------       --------------------       ------------------       ------------------       ------------
           28,737,217                 (8,215,508)                (338,452)              (2,487,038)        18,109,926


            4,734,204                                                                                       4,746,249
              287,666                                                                                         287,666
              995,556                                                                                       1,000,000
                                         (15,000)                                                             (15,000)
                                       2,903,598                                                            2,903,598
---------------------       --------------------       ------------------       ------------------       ------------
$          34,754,643       $         (5,326,910)                (338,452)      $       (2,487,038)      $ 27,032,439
=====================       ====================       ==================       ==================       ============

                         Novametrix Medical Systems Inc.

                      Consolidated Statements of Cash Flows

                                                                                  YEAR ENDED
                                                               ---------------------------------------------------
                                                               MAY 3, 1998       APRIL 27, 1997     APRIL 28, 1996
                                                               -----------       --------------     --------------
OPERATING ACTIVITIES
Net income                                                     $ 2,903,598        $ 4,923,559        $ 3,116,795
Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
       Deferred income tax expense (benefit)                       954,000         (4,030,000)        (1,020,000)
       Depreciation                                                635,426            487,952            428,186
       Amortization                                                524,092            526,594            512,414
       Changes in operating assets and liabilities:
          Accounts receivable                                   (1,384,299)        (2,393,987)          (687,357)
          Inventories                                           (1,038,119)        (1,159,335)          (743,620)
          Prepaid expenses and other current assets               (384,660)          (181,377)           (25,403)
          Accounts payable                                        (174,908)           814,652           (419,460)
          Accrued expenses                                        (338,268)           806,719           (139,808)
                                                               -----------        -----------        -----------
Net cash provided (used) by operating activities                 1,696,862           (205,223)         1,021,747

INVESTING ACTIVITIES
Purchases of equipment                                            (944,720)        (1,225,492)          (518,761)
Purchases of licenses, technology, patents and other              (304,730)          (146,233)          (151,870)
                                                               -----------        -----------        -----------
Net cash used by investing activities                           (1,249,450)        (1,371,725)          (670,631)

FINANCING ACTIVITIES
Proceeds from borrowings                                         1,420,000
Principal payments on borrowings                                (3,631,873)          (547,065)          (600,000)
Proceeds from sales of Common Stock, less issuance costs         4,746,249            687,818            323,604
Dividends on Preferred Stock                                       (15,000)           (30,000)           (63,750)
                                                               -----------        -----------        -----------
Net cash provided (used) by financing activities                 1,099,376          1,530,753           (340,146)
                                                               -----------        -----------        -----------
Increase (decrease) in cash and cash equivalents                 1,546,788            (46,195)            10,970

Cash and cash equivalents at beginning of year                     236,808            283,003            272,033
                                                               -----------        -----------        -----------
Cash and cash equivalents at end of year                       $ 1,783,596        $   236,808        $   283,003
                                                               ===========        ===========        ===========


See accompanying notes.

                         Novametrix Medical Systems Inc.

                   Notes to Consolidated Financial Statements

                                   May 3, 1998


1. ACCOUNTING POLICIES

NATURE OF BUSINESS

Novametrix Medical Systems Inc. develops, manufactures and markets non-invasive critical care monitors, sensors and accessories which are distributed worldwide and provide continuous patient monitoring capabilities. The Company's current product offering and future development plans utilize leading-edge technologies. The Company markets its products domestically and internationally directly through salespersons and outside distributors to its customers, most of which are hospitals. The Company also markets its products to original equipment manufacturers ("OEM's") which incorporate certain of the Company's products and technologies into the manufacture of their own products.

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

                         Novametrix Medical Systems Inc.

1. ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

EQUIPMENT

Equipment, including assets under capital lease obligation(s) of $175,480 at May 3, 1998 and $325,387 at April 27, 1997, is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed over the estimated useful lives of the assets using the straight-line method. Capital lease amortization is included in depreciation expense.

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

ADVERTISING COSTS

Advertising costs are generally expensed as incurred and are included in selling, general and administrative expenses. Advertising costs were $494,330 in 1998, $385,749 in 1997 and $364,148 in 1996.

                         Novametrix Medical Systems Inc.

1. ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Deferred income taxes are provided for temporary differences between the tax and financial reporting bases of the Company's assets and liabilities based on enacted tax rates applicable to the periods in which the differences are expected to reverse.

EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) savings plan which covers all employees who meet the eligibility requirements, as defined. Participants may contribute a percentage of their compensation, as defined by the plan agreement. Matching contributions to the plan are determined annually by the Company and are equal to a stated percentage of the amount contributed by the participants. The expense related thereto was not material for fiscal years 1998, 1997 and 1996.

The Company maintains an Employee Stock Ownership Plan ("ESOP") under which all shares have previously been allocated to participants. The 121,655 shares held by the ESOP in participant accounts are treated as outstanding for the purpose of computing earnings per share. Expenses pertaining to the ESOP were not material for fiscal years 1998, 1997 and 1996.

EARNINGS PER SHARE

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share." This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the Statement No. 128 requirements.

                         Novametrix Medical Systems Inc.

1. ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company accounts for its employee stock compensation plans in accordance with Accounting Principle Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. As required by Financial Accounting Statement No. 123, "Accounting for Stock-Based Compensation," pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting had been applied, are presented in Note 4.

NON-RECURRING EXPENSES

During the third quarter of fiscal 1997, the Company's stockholders voted against a proposed merger with Andros Holdings Inc. As a result, $2,149,910 of merger and proxy related contest costs were expensed.

2. DEBT AND CAPITAL LEASE OBLIGATION(S)

Long-term debt and capital lease obligation(s) consist of:

                                                                     MAY 3, 1998     APRIL 27, 1997
                                                                     -----------     --------------
          Term loan to bank                                           $       --       $1,083,333

          Note payable to bank under revolving credit
             agreement                                                        --        2,395,000

          Capital lease obligation(s)                                    124,782          278,322
                                                                      ----------       ----------
                                                                         124,782        3,756,655

          Less current portion                                            33,901        2,974,380
                                                                      ----------       ----------
                                                                      $   90,881       $  782,275
                                                                      ==========       ==========

The Company's term loan to bank was repaid in full during September 1997.

                         Novametrix Medical Systems Inc.

2. DEBT (CONTINUED)

The Company's revolving credit agreement limits borrowing to a maximum of $3,500,000 until maturity or 75% of the Company's eligible accounts receivable, as defined. The agreement expires on August 31, 1998 and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.75% (7.41% at May 3, 1998). Under the terms of the revolving credit agreement, the Company is required to maintain certain financial ratios and minimum levels of working capital and net worth, and is restricted, among other things, from the payment of dividends on Common Stock, new borrowings, capital expenditures and mergers. Management is currently negotiating a renewal of this agreement with the Company's bank and expects to extend the expiration date to August 31, 2000.

The capital lease obligation carries a fixed interest rate of 8.87% and is collateralized by the leased property.

Aggregate annual maturities of the capital lease obligation as of May 3, 1998 follow:

                                                                      CAPITAL LEASE
                                                                      -------------
              1999                                                      $ 42,994
              2000                                                        42,994
              2001                                                        42,993
              2002                                                        14,331
                                                                        --------
              Total                                                      143,312

              Less: amount representing interest on capital lease         18,530
                                                                        --------
                                                                        $124,782
                                                                        ========


Substantially all cash and cash equivalents are on deposit with the Company's principal bank.

The Company paid interest under its capital lease obligation(s) and bank debt agreements of $135,921 in 1998, $248,734 in 1997 and $292,328 in 1996.

                         Novametrix Medical Systems Inc.

3. CAPITAL STOCK

The Preferred Stock is issuable in one or more series. The Board of Directors of the Company is authorized to establish, among other things, the rate of dividends payable, redemption rights and voting rights prior to issuance.

The Company has authorized 1,000,000 shares of $1.00 par value Preferred Stock of which 50,000 shares are designated as Series A (none issued) and 120,000 shares are designated as Series B (fully issued and converted to Common Stock).

At May 3, 1998 there are 8,835,903 preferred share purchase rights outstanding. Each right entitles the registered holder to purchase one one-hundredth of a share of Preferred Stock, Series A, for $25.00 upon the occurrence of certain specified "takeover" events. The rights are redeemable and exchangeable only in certain specified circumstances. As of May 3, 1998, no takeover events had occurred and no rights were exercisable.

4. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS

On October 14, 1997, the Company's shareholders approved the Novametrix Medical Systems Inc. 1997 Long Term Incentive Plan (the "Incentive Plan") which provides for the granting of nonqualified or incentive stock options, restricted stock awards, stock appreciation rights and performance awards to any employee, director or consultant. The Company reserved 500,000 shares of its Common Stock for issuance under the Incentive Plan. The Company also has a limited number of remaining issuable stock options from stock option plans authorized during previous years.

                         Novametrix Medical Systems Inc.

4. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS (CONTINUED)

Activity relating to the Company's stock option plans follows:

                                                              FISCAL YEAR ENDED
                                -------------------------------------------------------------------------------
                                         1998                        1997                        1996
                                ------------------------    ------------------------    -----------------------
                                               WEIGHTED                    WEIGHTED                    WEIGHTED
                                               AVERAGE                     AVERAGE                     AVERAGE
                                               EXERCISE                    EXERCISE                    EXERCISE
                                OPTIONS         PRICE       OPTIONS         PRICE       OPTIONS         PRICE
                                -------        --------     -------        --------     -------        --------
     Outstanding at
       beginning of year        457,618        $   4.23     413,734        $   3.59     413,367        $   3.21
     Granted                    278,000            8.50     115,000            5.72      55,000            5.00
     Exercised                  (20,665)           2.93     (57,782)           2.43     (43,799)           2.05
     Cancelled                   (5,000)           4.38     (13,334)           5.00     (10,834)           2.73
                                -------        --------     -------        --------     -------        --------
     Outstanding at end
       of year                  709,953        $   5.94     457,618        $   4.23     413,734        $   3.59
                                =======        ========     =======        ========     =======        ========

     Options exercisable
       at end of year           343,619        $   3.95     245,951        $   3.44     212,067        $   2.72
                                =======        ========     =======        ========     =======        ========


Options outstanding as of May 3, 1998 had exercise prices as follows: 336,953 options ranging from $1.00 to $5.00 and 373,000 options ranging from $5.50 to $9.13. The weighted average remaining contractual life of these options is 7.6 years.

At May 3, 1998, options for 252,001 shares have been authorized but not yet granted under the Company's stock option plans.

The Company has an employee stock purchase plan expiring on December 31, 2002 for which 150,000 shares of Common Stock have been reserved. As of May 3, 1998, 81,028 shares of Common Stock had been issued under this plan.

                         Novametrix Medical Systems Inc.

4. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS (CONTINUED)

The Company has redeemable Class B Warrants outstanding covering an aggregate of 566,785 shares. The warrants, each exercisable into one share of Common Stock at an exercise price of $5.85, are scheduled to expire on December 8, 1999. They are callable by the Company under certain circumstances and traded on the Nasdaq Stock Market(SM) under the symbol NMTXZ. The Company's outstanding warrants also include warrants previously granted to officers and directors, its general counsel and consultants to purchase shares of the Company's Common Stock. Data relating to warrants outstanding at May 3, 1998 follows:

                                                          NUMBER OF SHARES
          FISCAL YEAR WARRANTS         RANGE OF        COVERED BY OUTSTANDING
                GRANTED            EXERCISE PRICES            WARRANTS
          --------------------     ----------------    -------------------------
                  1989             $           3.49            10,744
                  1990             $   .89 to $1.81           181,833
                  1992             $            .93             1,776
                  1993             $          2.625            10,000
                  1994             $           4.60            50,000
                  1995             $ 4.125 to $5.85           639,964
                                                              -------
                                                              894,317
                                                              =======



The warrants were granted at prices which equaled or exceeded the market price of the Company's Common Stock at the date of grant. The warrants expire at various dates from March 1999 through June 2004, and are all currently exercisable. During Fiscal 1998, an aggregate of 1,166,346 warrants, including 659,070 Class A Warrants and 271,738 warrants held by the Company's principal bank, were exercised at prices ranging from $.89 to $5.85 per share and 24,717 warrants were cancelled or expired.

At May 3, 1998, there were 1,925,243 shares of Common Stock reserved for the issuance and exercise of options and warrants, and purchases through the Company's employee stock purchase plan.

                         Novametrix Medical Systems Inc.

4. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS (CONTINUED)

If compensation costs for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for 1998, 1997 and 1996 consistent with the method prescribed by Financial Accounting Statement ("FAS") No. 123, the Company's net income and earnings per common share would have been adjusted to the pro forma amounts indicated below:

                                                             FISCAL YEAR ENDED
                                           -----------------------------------------------------
                                                1998                1997               1996
                                           -------------       -------------       -------------
       Pro forma net income:
          Basic                            $   2,546,338       $   4,798,364       $   3,033,069
          Diluted                              2,561,338           4,828,364           3,096,819
       Pro forma earnings per share:
          Basic                            $         .31       $         .69       $         .49
          Diluted                                    .27                 .58                 .38

During the initial phase-in period, as required by FAS No. 123, the pro forma amounts were determined based on the stock option grants and employee stock purchases subsequent to April 30, 1995. Therefore, the pro forma amounts may not be indicative of the effects of compensation cost on net income and earnings per share in future years. Pro forma compensation cost relating to the stock options is recognized over the 36 month vesting period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal 1998, 1997 and 1996: dividend yield of 0%; expected volatility of .524% in 1998 and .294% for 1997 and 1996; risk free interest rate of 5%; and expected lives of ten years. The weighted average fair value of stock options granted in fiscal 1998, 1997 and 1996 was $5.84, $2.84 and $2.59, respectively.

                         Novametrix Medical Systems Inc.

5. EARNINGS PER SHARE

                                                                 FISCAL YEAR ENDED
                                                    1998               1997                1996
                                                 -----------        -----------        -----------
NUMERATOR
Net income                                       $ 2,903,598        $ 4,923,559        $ 3,116,795
Preferred Stock dividends                            (15,000)           (30,000)           (63,750)
                                                 -----------        -----------        -----------
Numerator for basic earnings per share             2,888,598          4,893,559          3,053,045

Effect of dilutive securities:
    Preferred Stock dividends                         15,000             30,000             63,750
                                                 -----------        -----------        -----------
Numerator for diluted earnings per share         $ 2,903,598        $ 4,923,559        $ 3,116,795
                                                 ===========        ===========        ===========

DENOMINATOR
Denominator for basic earnings per share:
    Weighted average shares outstanding            8,147,451          6,993,161          6,157,192

Effect of dilutive securities:
    Employee stock options and warrants            1,045,661            852,589          1,166,227
    Convertible Preferred Stock                      180,892            444,444            849,206
                                                 -----------        -----------        -----------
Dilutive potential common shares                   1,226,553          1,297,033          2,015,433
                                                 -----------        -----------        -----------
Denominator for diluted earnings per share         9,374,004          8,290,194          8,172,625
                                                 ===========        ===========       ============

Basic earnings per share                         $       .35        $       .70        $       .50
                                                 ===========        ===========        ===========

                                                 -----------        -----------        -----------
Diluted earnings per share                       $       .31        $       .59        $       .38
                                                 ===========        ===========        ===========


Certain options and warrants to purchase 250,000, 680,000 and 605,000 shares of the Company's Common Stock outstanding in 1998, 1997 and 1996, respectively, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, their inclusion would have been antidilutive.

6. CONTINGENCIES

The Company is a party to various legal proceedings incidental to its business. Management believes that none of these legal proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                         Novametrix Medical Systems Inc.

7. BUSINESS AND SIGNIFICANT CUSTOMERS

The Company considers that its products comprise a single business segment within the medical instruments industry. The Company had export sales as follows:

                          WESTERN
                         HEMISPHERE
                        (OTHER THAN
           EUROPE        THE U.S.)        ASIA           OTHER          TOTAL
         -----------    -----------    -----------    -----------    -----------
 1998    $ 5,869,172    $ 3,496,434    $ 2,892,071    $   738,341    $12,996,018
 1997      3,633,733      3,386,274      3,682,431        741,442     11,443,880
 1996      4,498,005      2,949,055      3,076,383        814,325     11,337,768

As a result of a modification in the operations of a significant OEM customer, fiscal 1998 European sales include approximately $1.0 million of sales which would not have been classified as export sales in 1997 and 1996.

No one customer accounted for more than 10% of net sales in 1998, 1997 or 1996.

8. OPERATING LEASES

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

1999                                                                  $  631,794
2000                                                                     560,302
2001                                                                     474,074
2002                                                                     465,181
2003                                                                     442,028
Thereafter                                                             2,144,231
                                                                      ----------
                                                                      $4,717,610
                                                                      ==========

Total rental expense under operating leases was $702,438 in 1998, $554,272 in 1997 and $398,076 in 1996.

                         Novametrix Medical Systems Inc.

9. INCOME TAXES

The components of the Company's deferred income tax accounts follow:

                                                            FISCAL YEAR ENDED
                                                  1998            1997            1996
                                               -----------     -----------     -----------
Deferred tax assets:
    Tax credits                                $   971,545     $   656,900     $   639,756
    Net operating loss carryforwards             3,033,564       3,907,427       4,413,335
    Inventories - valuation allowance and
       other                                       646,692         812,122         687,064
    Other                                          163,096         267,621         166,528
                                               -----------     -----------     -----------
Total deferred tax assets                        4,814,897       5,644,070       5,906,683

Valuation allowance for deferred tax assets      (328,428)       (506,141)     (4,872,987)
                                               -----------     -----------     -----------
                                                 4,486,469       5,137,929       1,033,696

Deferred tax liabilities                           102,803          87,929          13,696
                                               -----------     -----------     -----------
Net deferred tax asset                         $ 4,383,666     $ 5,050,000     $ 1,020,000
                                               ===========     ===========     ===========

The provision (benefit) for income taxes consists of the following:

                                                            FISCAL YEAR ENDED
                                                  1998             1997            1996
                                               -----------     -----------     -----------
Current tax expense:
    Federal                                    $    89,000     $    22,000     $    37,000
    State                                            5,000           8,000           3,000
                                               -----------     -----------     -----------
                                                    94,000          30,000          40,000

Deferred tax expense (benefit):
    Federal                                        930,000      (4,036,000)     (1,020,000)
    State                                           24,000           6,000
                                               -----------     -----------     -----------
                                                   954,000      (4,030,000)     (1,020,000)
                                               -----------     -----------     -----------
Income tax provision (benefit)                 $ 1,048,000     $(4,000,000)    $  (980,000)
                                               ===========     ===========     ===========

                         Novametrix Medical Systems Inc.

9. INCOME TAXES (CONTINUED)

The provision for income taxes at the Company's tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                             FISCAL YEAR ENDED
                                                  1998             1997            1996
                                               -----------     -----------     -----------
Computed tax expense at expected statutory
    rate                                       $ 1,343,543     $   314,000     $   727,000
Benefit of foreign sales corporation              (113,000)
State taxes, net of federal effect                  19,000          (4,000)          3,000
Alternative minimum tax                                                             37,000
Permanent items--net effect                         63,392          30,000           2,000
Utilization of net operating loss
    carryforwards                                                (476,000)       (729,000)
Tax credits                                        (87,222)
Reduction in valuation allowance                  (177,713)     (3,864,000)     (1,020,000)
                                               -----------     -----------     -----------
                                               $ 1,048,000     $(4,000,000)    $  (980,000)
                                               ===========     ===========     ===========

At May 3, 1998, the Company had net operating loss carryovers for federal income tax reporting purposes of approximately $8,900,000 of which $4,330,000 expires in 2005, $4,195,000 expires in 2006 and $375,000 expires in 2007. The Company has unused research and other tax credits of approximately $972,000 at May 3, 1998 which expire in varying amounts between 1999 and 2013.

During 1998, the Company reduced its valuation allowance due to the Company's continued improvement in earnings and increased probability of future taxable income. Based on the weight of available evidence, in management's opinion, the Company will more likely than not generate sufficient taxable income to fully utilize the net deferred tax asset recorded on the balance sheet at May 3, 1998.

Income taxes paid in 1998, 1997 and 1996 were not significant.

                         Novametrix Medical Systems Inc.

10. QUARTERLY DATA (UNAUDITED)

                                                           QUARTER                                     TOTAL
                               --------------------------------------------------------------
                                   FIRST           SECOND           THIRD            FOURTH            YEAR
                               ------------     ------------     ------------     ------------     ------------
FISCAL 1998
Net sales                      $  7,365,211     $  7,502,865     $  7,362,273     $  9,330,795     $ 31,561,144
Gross profit                      4,250,759        4,224,435        4,054,872        5,653,872       18,183,938
Research and development
    expenses                        860,157          851,156          884,429          926,945        3,522,687
Selling, general and
    administrative expenses       2,538,974        2,495,182        2,433,411        3,130,054       10,597,621
Income tax provision                236,000          211,000          208,000          393,000        1,048,000
Net income                          523,858          626,788          534,995        1,217,957        2,903,598
Diluted earnings per share     $        .06     $        .07     $        .06     $        .13     $        .31


FISCAL 1997
Net sales                      $  6,419,995     $  6,588,800     $  7,253,321     $  7,991,634     $ 28,253,750
Gross profit                      3,681,624        3,748,327        4,040,805        4,475,816       15,946,572
Research and development
    expenses                        799,294          842,662          814,182          847,684        3,303,822
Selling, general and
    administrative expenses       2,277,154        2,264,158        2,342,447        2,422,969        9,306,728
Non-recurring expenses                                              2,149,910                         2,149,910
Income tax benefit                 (100,000)        (100,000)         (50,000)      (3,750,000)      (4,000,000)
Net income (loss)                   647,874          696,158       (1,279,860)       4,859,387        4,923,559
Diluted earnings (loss)
    per share                  $        .08     $        .08     $       (.18)    $        .59     $        .59

                Novametrix Medical Systems Inc. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts

                                   May 3, 1998



                COL. A                                  COL. B              COL. C              COL. D         COL. E
-------------------------------------------------------------------------------------------------------------------------
                                                                           ADDITIONS
                                                                    -----------------------
                                                      BALANCE AT    CHARGED TO   CHARGED TO
                                                     BEGINNING OF   COSTS AND      OTHER                     BALANCE AT
              DESCRIPTION                               PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS    END OF PERIOD
-------------------------------------------------------------------------------------------------------------------------
Year ended May 3, 1998:
    Allowance for doubtful accounts deducted from
       accounts receivable                             $250,000      $ 29,000                 $  29,000       $250,000
                                                       ======================                 ========================

Year ended April 27, 1997:
    Allowance for doubtful accounts deducted from
       accounts receivable                             $250,000      $ 29,000                 $  29,000       $250,000
                                                       ======================                 ========================

Year ended April 28, 1996:
    Allowance for doubtful accounts deducted from
       accounts receivable                             $250,000      $  6,000                 $   6,000       $250,000
                                                       ======================                 ========================

(1) Uncollectible accounts written off, net of recoveries.

                               Index to Exhibits*

                                                                                                                    Page
                                                                                                                    ----
3(a)                 Certificate of Incorporation of the Company, as amended (incorporated by                        --
                     reference to Exhibit 3(a) and 3(e) to the Company's Registration Statement on
                     Form SB-2 dated June 8, 1994).

3(b)                 Certificate of Designation of Series A Preferred Stock of the Company filed                     --
                     with the Secretary of State of the State of Delaware on March 17, 1989
                     (incorporated by reference to Exhibit 3(b) to the Company's Registration
                     Statement on Form SB-2 dated June 8, 1994).

3(c)                 Certificate of Designation of Series B Preferred Stock of the Company filed                     --
                     with the Secretary of State of the State of Delaware on August 29, 1991
                     (incorporated by reference to Exhibit 1 to the Company's Current Report on
                     Form 8-K dated August 29, 1992).

3(e)                 Amendment to By-Laws of the Company effective September 30, 1997                                --
                     (incorporated by reference to Exhibit 3(e) of the Company's Form 10-QSB for the quarter ended November 2, 1997).

3(d)                 By-Laws of the Company, as amended to date (incorporated by                                     --
                     reference to Exhibit 3(d) of the Company's Form 10-KSB
                     for the year ended April 28, 1996).

10(a)                Employment Agreement dated as of June 1, 1988 between the Company and William                   --
                     J. Lacourciere, as amended (incorporated by reference to Exhibit 10(a) to the
                     Company's Registration Statement on Form SB-2 dated June 8, 1994).

10(b)                Amendment dated as of August 1, 1988 to the Employment Agreement between the                    --
                     Company and William J. Lacourciere (incorporated by reference to Exhibit
                     10(b) to the Company's Registration Statement on Form SB-2 dated June 8,
                     1994).

10(c)                Warrant Certificate of the Company, the warrants evidenced thereby                              --
                     exercisable commencing on December 29, 1989, together with Schedule of substantially identical warrants (incorporated by reference to Exhibit 10(c)
                     to the Company's Form 10-KSB for the year ended April 28, 1996).

---------------------------
* Copies of exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.

                                Index to Exhibits
                                   (Continued)

                                                                                                                    Page
                                                                                                                    ----
10(d)                Warrant Certificate of the Company, the warrants evidenced thereby                              --
                     exercisable commencing on May 23, 1990 (incorporated by reference to Exhibit
                     10(d) to the Company's Form 10-KSB for the year ended April 28, 1996).

10(e)                Warrant Certificate of the Company, the warrants evidenced thereby                              --
                     exercisable commencing on September 15, 1988, together with Schedule of substantially identical warrants (incorporated by reference to Exhibit 10(e)
                     to the Company's Registration Statement on Form SB-2 dated June 8, 1994).

10(f)                First Amendment to Warrant Certificate of the Company dated as of September                     --
                     19, 1989, together with Schedule of substantially identical amendments
                     (incorporated by reference to Exhibit 10(f) to the Company's Form 10-KSB for the year ended April 28, 1996).

10(g)                Warrant Certificate of the Company, the warrants evidenced thereby                              --
                     exercisable commencing on May 1, 1989, together with Schedule of substantially identical warrants (incorporated by reference to Exhibit 10(g)
                     to the Company's Registration Statement on Form SB-2 dated June 8, 1994).

10(h)                First Amendment to Warrant Certificate of the Company dated as of September                     --
                     19, 1989, together with Schedule of substantially identical amendments
                     (incorporated by reference to Exhibit 10(h) to the Company's Form 10-KSB for the year ended April 28, 1996).

10(i)                Warrant Certificate of the Company, the warrants evidenced thereby                              --
                     exercisable commencing on January 2, 1991 (incorporated by reference to
                     Exhibit 10(dd) to the Company's Registration Statement on Form S-1 dated
                     December 30, 1991).

10(j)                Form of Warrant Certificate of the Company, the warrants evidenced thereby                      --
                     exercisable commencing on December 2, 1991 (incorporated by reference to
                     Exhibit 10(ee) to the Company's Registration Statement on Form S-1 dated
                     December 30, 1991).

10(k)                Rights Agreement dated as of March 14, 1989 between the Company and The                         --
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

                                Index to Exhibits
                                   (Continued)

                                                                                                                    Page
                                                                                                                    ----
10(l)                Amendment to Rights Agreement dated as of October 30, 1990 among the Company,                   --
                     CBT and Mellon Bank, N.A. (incorporated by reference to Exhibit 10(o) to the
                     Company's Annual Report on Form 10-K for the year ended April 28, 1991).

10(m)                Amendment to Rights Agreement dated as of August 29, 1991 between the Company                   --
                     and Mellon Bank, N.A. (incorporated by reference to Exhibit 10(p) to the
                     Company's Registration Statement on Form S-1 dated December 30, 1991).

10(p)                Securities Purchase Agreement dated as of August 29, 1991 among the Company,                    --
                     William W. Nicholson, Auric Partners Limited, a Michigan limited partnership, and Union Trust Company (incorporated by reference to Exhibit 2 to the
                     Company's Current Report on Form 8-K dated August 29, 1991).

10(q)                Third Amended and Restated Loan and Security Agreement dated as of August 29,                   --
                     1991 among the Company, NTC Technology Inc., a Delaware corporation ("NTC"), and Union Trust Company (incorporated by reference to Exhibit 3 to the
                     Company's Current Report on Form 8-K dated August 29, 1991).

10(r)                First Amendment to Third Amended and Restated Loan and Security Agreement                       --
                     dated as of April 29, 1993 among the Company, NTC and Union Trust Company
                     (incorporated by reference to Exhibit 5(a) to the Company's Current Report on
                     Form 8-K dated April 28, 1993).

10(s)                1979 Stock Option Plan, as amended (incorporated by reference to Exhibit                        --
                     10(ee) to the Company's Annual Report on Form 10-K for the year ended May 2,
                     1993).

10(t)                1990 Stock Option Plan (incorporated by reference to Exhibit 10(ff) to the                      --
                     Company's Annual Report on Form 10-K for the year ended May 2, 1993).

10(u)                1992 Employee Stock Purchase Plan (incorporated by reference to Exhibit                         --
                     10(gg) to the Company's Annual Report on Form 10-K for the year ended May 2,
                     1993) (incorporated by reference to Exhibit 10(y) to the Company's
                     Registration Statement on Form SB-2 dated June 8, 1994).

10(v)                Form of Letter Agreement between the Company and Keane Securities Co., Inc.                     --
                     ("Keane") pursuant to which Keane will act as finder for the Company
                     (incorporated by reference to Exhibit 10(z) to the Company's Registration
                     Statement on Form SB-2 dated June 8, 1994).

                                Index to Exhibits
                                   (Continued)

                                                                                                                    Page
                                                                                                                    ----
10(w)                Fourth Amended and Restated Loan and Security Agreement dated as of June 16,                    --
                     1994 among the Company, NTC and Union Trust Company (incorporated by reference to Exhibit 10A to the Company's Quarterly Report on Form 10-QSB for
                     the three month period ended July 31, 1994).

10(x)                Amendment to Securities Purchase Agreement dated as of June 16, 1994 among                      --
                     the Company, William W. Nicholson, Auric Partners Limited and Union Trust
                     Company (incorporated by reference to Exhibit 10B to the Company's Quarterly
                     Report on Form 10-QSB for the three month period ended July 31, 1994).

10(y)                1994 Stock Option Plan (incorporated by reference to Exhibit 4(i) to the                        --
                     Company's Registration Statement on Form S-8, dated August 3, 1994).

10(z)                Form of Representative Warrant Agreement, certificate included (incorporated                    --
                     by reference to Exhibit 4(a) to the Company's Registration Statement on Form
                     SB-2 dated June 8, 1994).

10(aa)               Form of Warrant Agreement, certificate included (incorporated by reference to
                     Exhibit 4(b) to the Company's Registration Statement on Form SB-2 dated June
                     8, 1994).

10(bb)               Amendment No. 1 to Fourth Amended and Restated Loan and Security Agreement                      --
                     dated as of July 26, 1995 among the Company, NTC and First Fidelity Bank, formerly Union Trust Company (incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-KSB for the year ended April 30,
                     1995).

10(cc)               Amendment No. 3 to Rights Agreement dated as of November 28, 1995 between the                   --
                     Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10(cc) to the Company's Form 10-KSB for the year ended April 28, 1996).

10(dd)               Lease dated January 4, 1996 between Nova Associates, L.L.C. and the Company                     --
                     (incorporated by reference to Exhibit 10(dd) to the Company's Form 10-KSB for the year ended April 28, 1996).

10(ee)               Amendment No. 2 to Fourth Amended and Restated Loan and Security Agreement                      --
                     dated as of October 25, 1996 among the Company, NTC and First Union Bank of
                     Connecticut, formerly First Fidelity Bank (incorporated by reference to
                     Exhibit 10(ee) to the Company's Form 10-KSB for the year ended April 27,
                     1997).

                                Index to Exhibits
                                   (Continued)

                                                                                                                    Page
                                                                                                                    ----
10(ff)               Amendment No. 3 to Fourth Amended and Restated Loan and Security Agreement                      --
                     dated as of April 25, 1997 among the Company, NTC and First Union Bank of
                     Connecticut (incorporated by reference to Exhibit 10(ff) to the Company's
                     Form 10-KSB for the year ended April 27, 1997).

10(gg)               Restricted Stock Agreement between the Company and Joseph A. Vincent                            --
                     (incorporated by reference to Exhibit 10(gg) to the Company's Form 10-KSB for the year ended April 27, 1997).

10(hh)               Stockholders Agreement between the Company and the Charles F. Manning, Jr.,                     --
                     M.D., Group dated as of September 30, 1997 (incorporated by reference to
                     Exhibit 10(hh) of the Company's Form 10-Q for the quarter ended November 2,
                     1997).

10(ii)               Amendment dated as of November 24, 1997 to Employment Agreement dated as of                     --
                     June 1, 1988 between the Company and William J. Lacourciere (incorporated by reference to Exhibit 10(ii) of the Company's Form 10-QSB for the quarter ended February 1, 1998).

10(jj)               Amendment No. 4 to Fourth Amended and Restated Loan and Security Agreement                     E-6
                     dated as of January 1, 1998 among the Company, NTC and First Union Bank of
                     Connecticut.

10(kk)               1997 Long Term Incentive Plan (incorporated by reference to Exhibit A of the                    --
                     Company's Proxy Statement for the Annual Meeting held October 14, 1997).

21                   Subsidiaries of the Company.                                                                   E-11

23.1                 Consent of Ernst & Young LLP, Independent Auditors.                                            E-12

24                   Power of Attorney (See "Power of Attorney" in Form 10-K).                                       --

27                   Financial Data Schedule.                                                                       E-13