Form 10-Q
period 1998-08-02
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1998-09-15
CIK 310450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  August 2, 1998

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________ .

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

                                    YES /X/   NO / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value: 8,640,816 shares issued and outstanding as of August 31, 1998


                                  Page 1 of 15
                          Index to Exhibits at Page 13

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                      INDEX


                                                                           PAGE
PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         Condensed Consolidated Statements of Income -
           Quarters ended August 2, 1998 and August 3, 1997                3

         Condensed Consolidated Balance Sheets -
           August 2, 1998 and May 3, 1998                                  4

         Condensed Consolidated Statements of Cash Flows -
           Quarters ended August 2, 1998 and August 3, 1997                6

         Notes to Condensed Consolidated Financial Statements -
           August 2, 1998                                                  7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                            8



PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              11

ITEM 5.  OTHER INFORMATION                                                12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 12


SIGNATURES                                                                13

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                QUARTER ENDED     QUARTER ENDED
                                                AUGUST 2, 1998    AUGUST 3, 1997
                                                --------------    --------------
Net sales                                        $ 7,672,209      $ 7,366,461

Costs and expenses:
  Cost of products sold                            2,960,129        3,114,452
  Research and product development                   912,145          860,157
  Selling, general and administrative              2,932,206        2,538,974
  Interest                                             5,389           84,307
  Other expense                                       10,401            8,713
                                                  ----------       ----------
                                                   6,820,270        6,606,603

                                                  ----------       ----------
INCOME BEFORE INCOME TAXES                           851,939          759,858

Income tax provision                                 239,000          236,000
                                                  ----------       ----------
NET INCOME                                        $  612,939       $  523,858
                                                  ==========       ==========


Per common share amounts:


  Basic                                           $     0.07       $     0.07
                                                  ==========       ==========

  Diluted                                         $     0.07       $     0.06
                                                  ==========       ==========

Weighted average common shares outstanding:


  Basic                                            8,849,661        7,271,559


  Diluted                                          9,373,159        8,830,666


See notes to consolidated financial statements.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


ASSETS                                      AUGUST 2, 1998        MAY 3, 1998
                                            --------------        -----------
CURRENT ASSETS
  Cash and cash equivalents                  $  1,928,420        $  1,783,596

  Accounts and notes receivable, less
   allowance for losses of $250,000             7,708,771           9,712,814

  Inventories:
   Finished products                            3,061,252           3,067,625
   Work in process                              2,002,141           1,777,028
   Materials                                    3,514,020           3,028,281
                                             ------------        ------------
                                                8,577,413           7,872,934

  Deferred income taxes, net                    2,414,000           2,414,000
  Prepaid expenses                                858,252             697,880
                                             ------------        ------------
  TOTAL CURRENT ASSETS                         21,486,856          22,481,224

Notes receivable                                1,682,976

Equipment                                       8,994,921           8,627,726
  Accumulated depreciation (deduction)         (6,203,864)         (6,031,571)
                                             ------------        ------------
                                                2,791,057           2,596,209


License, technology, patents and other          7,664,610           7,521,371
  Accumulated amortization (deduction)         (3,648,300)         (3,566,574)
                                             ------------        ------------
                                                4,016,310           3,954,797

Deferred income taxes, net                      1,756,666           1,969,666
                                             ------------        ------------
                                             $ 31,733,865        $ 31,001,896
                                             ============        ============


See notes to consolidated financial statements.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

LIABILITIES AND SHAREHOLDERS' EQUITY                      AUGUST 2, 1998      MAY 3, 1998
------------------------------------                      --------------      -----------
CURRENT LIABILITIES

  Accounts payable                                        $  1,655,619        $  1,883,234
  Accrued expenses                                           2,240,402           1,961,441
  Current portion of capital lease obligation                   34,604              33,901
                                                          ------------        ------------
   TOTAL CURRENT LIABILITIES                                 3,930,625           3,878,576

Capital lease obligation, less current portion                  81,962              90,881


SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized
    20,000,000 shares, issued 9,198,238
    at August 2, 1998 and 9,174,355 at May 3, 1998,
    including 338,452 Treasury shares                           91,982              91,744

  Additional paid-in capital                                34,830,305          34,754,643

  Retained-earnings deficit                                 (4,713,971)         (5,326,910)

  Treasury stock                                            (2,487,038)         (2,487,038)
                                                          ------------        ------------
                                                            27,721,278          27,032,439
                                                          ------------        ------------
                                                          $ 31,733,865        $ 31,001,896
                                                          ============        ============


See notes to consolidated financial statements.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                            QUARTER ENDED     QUARTER ENDED
                                                            AUGUST 2, 1998    AUGUST 3, 1997
                                                             -----------        -----------
OPERATING ACTIVITIES
 Net income                                                  $   612,939        $   523,858
 Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation                                                 172,347            138,822
    Amortization                                                 118,729            133,808
    Deferred income taxes                                        213,000            221,000
    Increases (decreases) in cash flows as a result
       of changes in operating assets and liabilities:
          Accounts and notes receivable                          321,067          1,851,238
          Inventories                                           (704,479)          (814,853)
          Prepaid expenses                                      (160,372)           (60,268)
          Accounts payable                                      (227,615)             9,928
          Accrued expenses                                       278,961         (1,103,734)
                                                              -----------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        624,577            899,799

INVESTING ACTIVITIES
 Purchases of equipment                                         (367,195)          (192,813)
 Purchases of license, technology, patents and other            (180,242)           (38,554)
                                                              -----------        -----------
NET CASH USED BY INVESTING ACTIVITIES                           (547,437)          (231,367)

FINANCING ACTIVITIES
 Principal payments on borrowings                                 (8,216)        (1,412,314)
 Dividends on Preferred Stock                                                        (7,500)
 Net proceeds from sales of Common Stock                          75,900            770,604
                                                              -----------        -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  67,684           (649,210)
                                                              -----------        -----------
INCREASE IN CASH AND CASH EQUIVALENTS                            144,824             19,222

Cash and cash equivalents at beginning of period               1,783,596            236,808
                                                             ------------       -----------

Cash and cash equivalents at end of period                   $ 1,928,420        $   256,030
                                                             ===========        ===========

See notes to consolidated financial statements.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 AUGUST 2, 1998




NOTE 1 -- BASIS OF PRESENTATION: The condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter ended August 2, 1998 are not necessarily indicative of the results that may be expected for the year ending May 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 3, 1998.


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

     The following table sets forth the calculation of basic and diluted earnings per share for the three months ended August 2, 1998 and August 3, 1997:

                                                 QUARTER ENDED       QUARTER ENDED
                                                 AUGUST 2, 1998      AUGUST 3, 1997
                                                 --------------      --------------
NUMERATOR
Net Income                                          $612,939            $523,858
Preferred Stock dividends                                                  7,500
                                                    --------            --------
Numerator for basic earnings per share               612,939             516,358

Effect of dilutive securities:
  Preferred Stock dividends                                                7,500
                                                    --------            --------
Numerator for diluted earnings per share            $612,939            $523,858
                                                    ========            ========

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   (CONTINUED)

                                                              QUARTER ENDED          QUARTER ENDED
                                                             AUGUST 2, 1998          AUGUST 3, 1997
                                                             --------------          --------------
DENOMINATOR
Denominator for basic earnings per share:
Weighted average shares outstanding                             8,849,661                7,271,559

Effect of dilutive securities:
  Employee stock options and warrants                             523,498                1,114,663
  Convertible Preferred Stock                                                              444,444
                                                                ---------            -------------
Dilutive potential common shares                                  523,498                1,559,107
                                                                ---------            -------------
Denominator for diluted earnings per share                      9,373,159                8,830,666
                                                                =========            =============


Basic earnings per share                                        $    0.07            $        0.07
                                                                =========            =============

Diluted earnings per share                                      $    0.07            $        0.06
                                                                =========            =============

NOTE 3 -- NOTES RECEIVABLE: During the first quarter of fiscal 1999, the Company entered into several sales financing agreements with certain of its customers which will result in payments over a multi-year period.


NOTE 4 -- DEBT: On August 1, 1998, the Company replaced its existing revolving credit facility with a new unsecured revolving credit agreement. The agreement provides for borrowing to a maximum of $3,500,000, expires August 31, 2000, and bears interest at the London Interbank Offered Rate ("LIBOR") plus .98% (6.61% at August 31, 1998). Under the agreement, the Company is required to maintain certain financial ratios, minimum working capital and net worth, and is limited, among other things, on the purchases of its capital stock and new borrowings.


NOTE 5 -- SUBSEQUENT EVENT: On August 3, 1998, the Board of Directors approved a plan to purchase up to $1,000,000 of the Company's Common Stock. On August 24, 1998, the Board of Directors approved a further plan to purchase up to 1,000,000 additional shares of Common Stock. As of August 31, 1998, the Company had purchased 220,470 shares at a cost of approximately $1,132,000.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Operating results for the first quarter ended August 2, 1998 improved compared to the corresponding period of the prior fiscal year ended August 3, 1997. Net income for the first quarter of fiscal 1999 increased by 17% to approximately $613,000 or $0.07 per diluted share compared to net income of approximately $524,000 or $0.06 per diluted share for the first quarter of fiscal 1998.

     Net sales for the first quarter of fiscal 1999 increased 4% to approximately $7,672,000 compared to net sales of approximately $7,366,000 for the first quarter of fiscal 1998. The increase was led by a strong performance from domestic sales, which was partially offset by a decrease in sales to original equipment manufacturers (OEM) compared to the first quarter of the prior fiscal year. The domestic sales improvement, which followed a strong fourth quarter performance, is expected to continue during fiscal 1999. OEM sales are also expected to rebound during the second quarter of fiscal 1999.

     Cost of products sold as a percentage of net sales was 39% for the first quarter of fiscal 1999 as compared to 42% for the first quarter of fiscal 1998. The reduction in cost of products sold for the first quarter was primarily related to increased domestic sales as a percentage of total sales. Domestic sales provide higher gross margins compared to sales to other markets for the Company's products. The Company is continuing to pursue gross margin enhancements from product cost reductions and manufacturing efficiencies.

     Research and product development ("R&D") expenses increased by approximately $52,000 or 6% for the three months ended August 2, 1998 as compared to the corresponding period of the prior fiscal year. The increase was primarily due to higher levels of salaries and related fringe benefits, depreciation, and travel and entertainment, partially offset by reduced expenses for outside professional services and engineering materials.

     Selling, general and administrative ("S,G&A") expenses increased approximately $393,000 or 15% for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. Increased selling expenses, primarily caused by higher dealer and employee sales commissions on the increased domestic sales volume, and increased G&A expenses primarily pertaining to salaries and related benefits and legal expenses, were partially offset by decreased international selling expenses and reduced service overhead costs.

     Interest expense decreased by approximately $79,000 to approximately $5,000 for the quarter ended August 2, 1998 as compared to the quarter ended August 3, 1997 reflecting the Company's elimination of its bank debt and a portion of its capital lease obligations during the second quarter of fiscal 1998.

      Income tax expense of $239,000 for the first three months of fiscal 1999 was based on the effective tax rate of 28% expected for the year ending May 2, 1999. Income tax expense for the corresponding period of the prior year was $236,000 based upon an estimated income tax rate of 31%. Due to significant net operating loss carryforwards for federal income tax purposes, the Company expects income taxes payable to be minimal for fiscal 1999.

     Except for orders pursuant to long-term OEM agreements, the Company traditionally ships its products on a current basis. As such, the Company does not consider its backlog levels to be a meaningful indicator of future sales.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of approximately $17,556,000 at August 2, 1998 compared to approximately $18,603,000 at May 3, 1998. The decrease in working capital of approximately $1,046,000 was primarily accounted for by the net decrease of $2,004,000 in accounts receivable and the current portion of notes receivable, partially offset by inventory increases of approximately $704,000. As a result, the Company's current ratio was 5.5 to 1 at August 2, 1998 compared to 5.8 to 1 at May 3, 1998.

     Approximately $625,000 of cash was provided by operations for the three months ended August 2, 1998 compared to approximately $900,000 of cash provided by operations for the corresponding period of the prior fiscal year. The reduction in cash provided from operations of approximately $275,000 compared to the first quarter of fiscal 1998 was primarily caused by changes in accounts and notes receivable and accrued expenses, which were partially offset by an increase in income before taxes, depreciation and amortization.

     On August 1, 1998, the Company replaced its existing revolving credit facility with a new $3,500,000 unsecured revolving credit agreement. The Company expects cash from operations and funds available under the Company's revolving credit agreement to adequately support its planned operating requirements for the balance of fiscal 1999. In addition, management believes that additional funds, if needed, could be obtained from other available sources on commercially reasonable terms.

     The Company has addressed the Year 2000 compliance issue with regard to the potential impact on the Company's business, results of operations and financial condition and has determined that there will be no material costs or problems associated with the transition to the Year 2000.

     This Quarterly Report contains forward-looking statements about the Company's projected operating results. The Company's ability to achieve its projected results is dependent upon a variety of factors, many of which are outside of management's control, including without limitation, global economic changes, an unanticipated slowdown in the healthcare industry, unanticipated technological developments which affect the competitiveness of the Company's products, or an unanticipated loss of business. The Company does not intend to update publicly any of the forward-looking statements contained herein.

                           PART II- OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders.

      (a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held on September 1, 1998 at the Ramada Plaza Hotel in Meriden, Connecticut.

      (b)   Not applicable because:

            (i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934,

            (ii) There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement dated July 29, 1998, and

            (iii) Such nominees were elected.

      (c)   Matters voted upon at the Meeting were as follows:

                                                                 Votes               Votes                 Withheld/
                                                                  For               Against                Abstain
                                                                  ---               -------                -------
            (i)   Election of two Class C directors of
                  the Company for the next three years:

                       Thomas M. Haythe                         6,796,467                                   664,648
                       William J. Lacourciere                   6,792,917                                   668,198

            (ii)  Ratification of the Board of Directors'       7,346,874               82,183               32,058
                  selection of Ernst & Young LLP to
                  serve as the Company's independent
                  auditors for the fiscal year ended
                  May 2, 1999.

ITEM 5.  Other Information.

      (a) On August 3, 1998, the Board of Directors approved a plan to purchase up to $1,000,000 of the Company's Common Stock. On August 24, 1998, the Board of Directors approved a further plan to purchase up to 1,000,000 additional shares of Common Stock. As of August 31, 1998, the Company had purchased 220,470 shares at a cost of approximately $1,132,000.

      (b) On September 1, 1998, at a meeting of the Board of Directors of the Company held subsequent to the Annual Meeting of Stockholders, John
            P. Mahoney, a director of the Company whose term expired on September 1, 1998, was elected by the Board of Directors to serve as a Class B director. Dr. Mahoney's term will expire at the 2000 Annual Meeting.

ITEM 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits: The exhibits required to be filed as part of the Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

      (b) Reports on Form 8-K: There were no reports filed on Form 8-K filed during the quarter ended August 2, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NOVAMETRIX MEDICAL SYSTEMS INC.

Dated:    September 15, 1998             s/WILLIAM J. LACOURCIERE
                                         ------------------------
                                           William J. Lacourciere
                                           Chairman of the Board,
                                           President and Chief Executive Officer


Dated:    September 15, 1998             s/JEFFERY A. BAIRD
                                         ------------------
                                           Jeffery A. Baird
                                           Chief Financial Officer and
                                           Principal Accounting Officer

                               INDEX TO EXHIBITS

                                                             PAGE
                                                             ----
27   Financial Data Schedule                                  15