Form 10-Q
period 1998-11-01
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1998-12-16
CIK 310450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 1, 1998

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

                                 YES X NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value: 8,023,483 shares issued and outstanding as of November 30, 1998


                                  Page 1 of 18
                          Index to Exhibits at Page 17

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                      INDEX


                                                                                           PAGE
PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         Condensed Consolidated Statements of Income --
           Quarters ended November 1, 1998 and November 2, 1997
                                                                                            3
           Six months ended November 1, 1998 and November 2, 1997                           4
         Condensed Consolidated Balance Sheets --
           November 1, 1998 and May 3, 1998                                                 5

         Condensed Consolidated Statements of Cash Flows --
           Six months ended November 1, 1998 and November 2, 1997                           7

         Notes to Condensed Consolidated Financial Statements --
           November 1, 1998                                                                 8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                            11


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               14

ITEM 5.  OTHER INFORMATION                                                                 15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                  15


SIGNATURES                                                                                 16

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                      QUARTER ENDED         QUARTER ENDED
                                                                     NOVEMBER 1, 1998      NOVEMBER 2, 1997
                                                                     ----------------      ----------------
Net sales                                                               $8,407,763            $7,505,960

Costs and expenses:
  Cost of products sold                                                  3,519,082             3,278,430
  Research and product development                                       1,066,772               851,156
  Selling, general and administrative                                    2,757,544             2,495,182
  Interest                                                                  19,688                20,025
  Other expense                                                             13,066                23,379
                                                                        ----------            ----------
                                                                         7,376,152             6,668,172
                                                                        ----------            ----------
INCOME BEFORE INCOME TAXES                                               1,031,611               837,788

Income tax provision                                                       289,000               211,000
                                                                        ----------            ----------
NET INCOME                                                              $  742,611            $  626,788
                                                                        ==========            ==========


Per common share amounts:

  Basic                                                                 $     0.09            $     0.08
                                                                        ==========            ==========

  Diluted                                                               $     0.09            $     0.07
                                                                        ==========            ==========


Weighted average common shares outstanding:

  Basic                                                                  8,409,010             7,914,648

  Diluted                                                                8,640,168             9,300,893

See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                     SIX MONTHS ENDED       SIX MONTHS ENDED
                                                                     NOVEMBER 1, 1998       NOVEMBER 2, 1997
                                                                     ----------------       ----------------
Net sales                                                              $16,079,972            $14,872,421

Costs and expenses:
  Cost of products sold                                                  6,479,211              6,392,882
  Research and product development                                       1,978,917              1,711,313
  Selling, general and administrative                                    5,689,750              5,034,156
  Interest                                                                  25,077                104,332
  Other expense                                                             23,467                 32,092
                                                                       -----------            -----------
                                                                        14,196,422             13,274,775
                                                                       -----------            -----------

INCOME BEFORE INCOME TAXES                                               1,883,550              1,597,646

Income tax provision                                                       528,000                447,000
                                                                       -----------            -----------
NET INCOME                                                             $ 1,355,550            $ 1,150,646
                                                                       ===========            ===========



Per common share amounts:

  Basic                                                                $      0.16            $      0.15
                                                                       ===========            ===========

  Diluted                                                              $      0.15            $      0.13
                                                                       ===========            ===========

Weighted average common shares outstanding:

  Basic                                                                  8,629,336              7,581,194

  Diluted                                                                8,982,119              9,152,412

See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

  ASSETS                                        NOVEMBER 1, 1998            MAY 3, 1998
  ------                                        ----------------            -----------
  CURRENT ASSETS

    Cash and cash equivalents                     $    181,324             $  1,783,596

    Accounts receivable, less
     allowance for losses of $250,000                9,242,059                9,712,814

    Net investment in sales-type leases,
     current portion                                   307,873

    Inventories:
     Finished products                               3,248,831                3,067,625
     Work in process                                 1,494,469                1,777,028
     Materials                                       3,593,272                3,028,281
                                                  ------------             ------------
                                                     8,336,572                7,872,934

    Deferred income taxes, net                       2,414,000                2,414,000
    Prepaid expenses                                   857,015                  697,880

                                                  ------------             ------------
    TOTAL CURRENT ASSETS                            21,338,843               22,481,224

  Net investment in sales-type leases,
    long-term portion                                1,263,540

  Equipment                                          9,464,702                8,627,726
    Accumulated depreciation (deduction)            (6,382,262)              (6,031,517)
                                                  ------------             ------------
                                                     3,082,440                2,596,209


  License, technology, patents and other             7,901,132                7,521,371
    Accumulated amortization (deduction)            (3,747,362)              (3,566,574)
                                                  ------------             ------------
                                                     4,153,770                3,954,797

  Deferred income taxes, net                         1,506,666                1,969,666
                                                  ------------             ------------
                                                  $ 31,345,259             $ 31,001,896
                                                  ============             ============

See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

LIABILITIES AND SHAREHOLDERS' EQUITY                               NOVEMBER 1, 1998          MAY 3, 1998
------------------------------------                               ----------------          -----------
CURRENT LIABILITIES

  Accounts payable                                                 $  1,626,141             $  1,883,234
  Accrued expenses                                                    1,808,452                1,961,441
  Note payable to bank under revolving credit agreement               3,474,000
  Current portion of capital lease obligation                            35,323                   33,901
                                                                   ------------             ------------
   TOTAL CURRENT LIABILITIES                                          6,943,916                3,878,576

Capital lease obligation, less current portion                           72,856                   90,881


SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized
    20,000,000 shares, issued  9,204,738 at
    November 1, 1998 and 9,174,355 at
    May 3, 1998, including Treasury shares                               92,047                   91,744

  Additional paid-in capital                                         34,836,027               34,754,643

  Retained-earnings deficit                                          (3,971,360)              (5,326,910)

  Treasury stock - 1,181,255 shares at November 1,                   (6,628,227)              (2,487,038)
    1998 and 338,452 shares at May 3, 1998
                                                                   ------------             ------------
                                                                     24,328,487               27,032,439

                                                                   ------------             ------------
                                                                   $ 31,345,259             $ 31,001,896
                                                                   ============             ============

See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             SIX MONTHS ENDED  SIX MONTHS ENDED
                                                                             NOVEMBER 1, 1998  NOVEMBER 2, 1997
                                                                             ----------------  ----------------
OPERATING ACTIVITIES
 Net income                                                                     $ 1,355,550      $ 1,150,646
 Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation                                                                    350,929          283,755
    Amortization                                                                    241,304          270,625
    Deferred income taxes                                                           463,000          417,000
    Net investment in sales-type leases                                          (1,571,413)
    Changes in operating assets and liabilities:
          Accounts receivable                                                       470,755        1,619,474
          Inventories                                                              (463,638)        (584,432)
          Prepaid expenses                                                         (159,135)         (67,208)
          Accounts payable                                                         (257,093)        (586,718)
          Accrued expenses                                                         (152,989)        (871,838)
                                                                                -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           277,270        1,631,304

INVESTING ACTIVITIES
 Purchases of equipment                                                            (837,160)        (362,381)
 Purchases of licenses, technology, patents and other                              (440,277)        (225,631)
                                                                                -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES                                            (1,277,437)        (588,012)

FINANCING ACTIVITIES
 Proceeds from note payable                                                       3,474,000
 Principal payments on borrowings                                                   (16,603)      (3,621,158)
 Dividends on Preferred Stock                                                                        (15,000)
 Net proceeds from sales of Common Stock                                             81,687        2,659,524
 Purchase of Treasury Stock                                                      (4,141,189)
                                                                                -----------      -----------
NET CASH USED BY FINANCING  ACTIVITIES                                             (602,105)        (976,634)
                                                                                -----------      -----------
(DECREASE) INCREASE IN CASH  AND CASH EQUIVALENTS                                (1,602,272)          66,658

Cash and cash equivalents at beginning of period                                  1,783,596          236,808
                                                                                -----------      -----------
Cash and cash equivalents at end of period                                      $   181,324      $   303,466
                                                                                ===========      ===========

See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                NOVEMBER 1, 1998




NOTE 1 -- BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended November 1, 1998 are not necessarily indicative of the results that may be expected for the year ending May 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 3, 1998.


NOTE 2 -- PER SHARE AMOUNTS: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This Statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The calculation of diluted earnings per share excludes anti-dilutive options and warrants whose exercise price exceeds the average market price. All earnings per share amounts for all periods presented have been restated to conform to the Statement No. 128 requirements.

     The following table sets forth the calculation of basic and diluted earnings per share for the three months and six months ended November 1, 1998 and November 2, 1997:

                                                               QUARTER ENDED                  SIX MONTHS ENDED
                                                          11-01-98        11-02-97        11-01-98        11-02-97
                                                          --------        --------        --------        --------
NUMERATOR
Net Income                                               $  742,611      $  626,788      $1,355,550     $ 1,150,646
Preferred Stock dividends                                                     7,500                          15,000
                                                         ----------      ----------      ----------      ----------
Numerator for basic earnings per share                      742,611         619,288       1,355,550       1,135,646

Effect of dilutive securities:
  Preferred Stock dividends                                                   7,500                          15,000
                                                         ----------      ----------      ----------      ----------
Numerator for diluted earnings per share                 $  742,611      $  626,788      $1,355,550      $1,150,646
                                                         ==========      ==========      ==========      ==========

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   (CONTINUED)

                                                                                    QUARTER ENDED               SIX MONTHS ENDED
                                                                              11-01-98       11-02-97       11-01-98       11-02-97
                                                                              --------       --------       --------       --------
DENOMINATOR
Denominator for basic earnings per share:
Weighted average shares outstanding                                           8,409,010      7,914,648      8,629,336      7,581,194

Effect of dilutive securities:
  Employee stock options and warrants                                           231,158      1,122,509        352,783      1,213,782
  Convertible Preferred Stock                                                                  263,736                       357,436
                                                                              ---------      ---------      ---------      ---------
Dilutive potential common shares                                                231,158      1,386,245        352,783      1,571,218
                                                                              ---------      ---------      ---------      ---------
Denominator for diluted earnings per share                                    8,640,168      9,300,893      8,982,119      9,152,412
                                                                              =========      =========      =========      =========

Basic earnings per share                                                      $    0.09      $    0.08      $    0.16      $    0.15
                                                                              =========      =========      =========      =========

Diluted earnings per share                                                    $    0.09      $    0.07      $    0.15      $    0.13
                                                                              =========      =========      =========      =========


NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASES: During the first quarter of fiscal 1999, the Company entered into several sales-type leases with certain of its customers which will result in payments over a multi-year period. The leases are for a term of five years and provide for the transfer of title to the lessee at the end of the lease term. The Company's net investment in sales-type leases as of November 1, 1998 consists of:

Minimum lease payments receivable          $ 2,006,756
Less unearned income                          (435,344)
                                           -----------
Net investment in sales-type leases        $ 1,571,412
                                           ===========

NOTE 4 -- DEBT: During October 1998, the Company replaced its existing revolving credit facility with a new revolving credit agreement. The agreement provides for borrowing to a maximum of $5,000,000, expires August 31, 2000, and bears interest at the London Interbank Offered Rate ("LIBOR") plus .98% (totaling 6.60% at November 30, 1998). Subsequent to the end of the second quarter of fiscal 1999, the Company entered into a five-year $3,000,000 term loan with its lender, the proceeds of which were used to reduce borrowings under the revolving credit facility. The term loan is payable in monthly installments of $50,000 plus interest at LIBOR plus 1.40% (totaling 7.02% at November 30, 1998). The Company has entered into an interest rate swap agreement with its lender which effectively exchanges the variable rate on the long-term debt for a fixed rate of 6.77% and expires coincident with the scheduled maturity date of the term loan in 2003. The Company is required under both loan agreements to maintain certain financial ratios, minimum working capital and net worth, has pledged its assets as collateral, and is limited, among other things, on the purchases of its capital stock and new borrowings.


NOTE 5 - CAPITAL STOCK: As of November 1, 1998, the Company had purchased 842,803 shares of its common stock at a cost of $4,141,188 under the previously approved repurchase plans. There are 349,995 remaining shares authorized for purchase under the repurchase program.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     Operating results for the second quarter ended November 1, 1998 improved compared to the corresponding period of the prior fiscal year ended November 2, 1997. Net income for the second quarter of fiscal 1999 increased by 18% to approximately $743,000 or $0.09 per diluted share compared to net income of approximately $627,000 or $0.07 per diluted share for the second quarter of fiscal 1998. Net income for the first six months of fiscal 1999 also increased by 18% to approximately $1,356,000 or $0.15 per diluted share compared to net income of approximately $1,151,000 or $0.13 per diluted share for the first six months of fiscal 1998.

     Net sales for the second quarter of fiscal 1999 increased 12% to approximately $8,408,000 compared to net sales of approximately $7,506,000 for the second quarter of fiscal 1998. Net sales for the first six months of fiscal 1999 increased 8% to approximately $16,080,000 compared to net sales of approximately $14,872,000 for the corresponding period of the prior fiscal year. The increase for both periods was led by strong growth in domestic sales, which was partially offset by decreases in international shipments and sales to original equipment manufacturers (OEM) compared to the corresponding periods of the prior fiscal year. Sales in the second half of fiscal 1999 are expected to continue to be led by domestic, through a strengthened sales organization.

     Cost of products sold as a percentage of net sales improved to 42% for the second quarter of fiscal 1999 as compared to 44% for the second quarter of fiscal 1998. Cost of products sold was 40% of net sales for the first six months of fiscal 1999 compared to 43% for the first six months of fiscal 1998. The improvement in cost of products sold for both periods was primarily related to increased domestic sales as a percentage of total sales and product mix. The Company continues to pursue product cost reductions.

     Research and product development ("R&D") expenses increased by approximately $216,000 or 25% and $268,000 or 16%, respectively, for the three months and six months ended November 1, 1998 as compared to the corresponding periods of the prior fiscal year. The increase for both periods was primarily due to higher levels of salaries and related fringe benefits from increased personnel, and increases in expenditures for outside professional services.

     Selling, general and administrative ("S,G&A") expenses increased approximately $262,000 or 11% for the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998. Increased selling expenses, primarily dealer and employee sales commissions on the increased domestic sales volume, and increased outside professional services were primarily responsible for the overall increase in S,G&A expenses. S,G&A expenses increased approximately $656,000 or 13% for the first six months of fiscal 1999 as compared to the first six months of the prior fiscal year reflecting the Company's expanded domestic sales efforts. Increased selling expenses including dealer and employee commissions and outside professional services, and increased G&A expenses including salaries and related expenditures and outside professional services, were partially offset by reduced service overhead costs.

      Interest expense was approximately $20,000 for both the three months ended November 1, 1998 and the three months ended November 2, 1997. The Company's borrowing during the second quarter of fiscal 1999 was primarily associated with the common stock repurchase program. Interest expense decreased by approximately $79,000 to approximately $25,000 for the six months ended November 1, 1998 as compared to the six months ended November 2, 1997 as a result of lower average debt levels.

      Income tax expense for the first six months of both fiscal 1999 and 1998 was based upon the estimated effective tax rate of 28%. Income tax expense of $211,000 for the second quarter of the prior fiscal year was recorded at an effective rate of 25% bringing the year-to-date effective tax rate to 28%. Due to net operating loss carryforwards for federal income tax purposes, the Company expects income taxes payable, calculated on an alternative minimum tax basis, to be minimal for fiscal 1999.

     Except for orders pursuant to long-term OEM agreements, the Company traditionally ships its products on a current basis. As such, the Company does not consider its backlog levels to be a meaningful indicator of future sales.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of approximately $14,395,000 at November 1, 1998 compared to approximately $18,603,000 at May 3, 1998. The decrease in working capital of approximately $4,208,000 was primarily attributable to the Company's repurchase of its common stock at a cost of approximately $4,141,000 and certain sales financing transactions completed in the first quarter of fiscal 1999 valued at approximately $1,571,000 at November 1, 1998. Together these transactions required approximately $5,791,000 of funds of which $3,474,000 was provided from the Company's revolving credit facility and the balance was provided by funds from operations. Partially offsetting these transactions was an increase in inventory of approximately $464,000. As a result, the Company's current ratio decreased to 3.1 to 1 at November 1, 1998 compared to 5.8 to 1 at May 3, 1998.

     Approximately $277,000 of cash was provided by operations for the six months ended November 1, 1998 compared to approximately $1,631,000 of cash provided by operations for the corresponding period of the prior fiscal year. The reduction in cash provided from operations of approximately $1,354,000 compared to the first six months of fiscal 1998 was primarily caused by increases in sales-type leases and inventory and decreases in accounts payable and accrued expenses, which were partially offset by a decrease in accounts receivable and an increase in income before taxes, depreciation and amortization.

      During the first six months of fiscal 1999, the Company invested approximately $837,000 in capital expenditures as compared to approximately $362,000 for the first six months of fiscal 1998.

The Company expects that capital expenditures will continue to exceed its normal requirements for the balance of fiscal 1999 primarily due to costs pertaining to tooling and production equipment associated with the Company's new products.

     Approximately $602,000 of funds were used for financing activities during the first six months of fiscal 1999. The Company used approximately $4,141,000 of funds to repurchase 842,803 shares of its Common Stock which was financed by approximately $3,474,000 of funds from borrowings and the balance by funds from operations. There are 349,995 remaining shares authorized for purchase under the repurchase plan.

     During October 1998, the Company replaced its existing revolving credit facility with a new $5,000,000 revolving credit agreement. Following the end of the second quarter, the Company entered into a $3,000,000 term loan with its lender, the proceeds of which will be used to reduce borrowings under the Company's revolving credit agreement. The Company expects cash from operations and funds available under the Company's revolving credit agreement to adequately support its planned operating requirements for the balance of fiscal 1999. In addition, management believes that additional funds, if needed, could be obtained on commercially reasonable terms.


YEAR 2000 COMPLIANCE

     The Company has addressed the Year 2000 compliance issue with regard to the potential impact on its business, results of operations and financial condition. The Company has determined that its products and business operating systems are Year 2000 compliant and does not believe that it will be significantly impacted by the inability of third parties used by the Company to provide products and services. While the Company cannot be certain that all third parties will meet the Year 2000 requirements, the estimated cost or disruption of services is not expected to be material to the Company's financial position or results of operations.


FORWARD LOOKING INFORMATION

     This Quarterly Report contains forward looking statements about the Company's projected operating results. The Company's ability to achieve its projected results is dependent upon a variety of factors, many of which are outside of management's control, including without limitation, global economic changes, an unanticipated slowdown in the healthcare industry, unanticipated technological developments which affect the competitiveness of the Company's products, or an unanticipated loss or delay of business. The Company does not intend to update publicly any of the forward looking statements contained herein.

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

     (a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held on September 1, 1998 at the Ramada Plaza Hotel in Meriden, Connecticut.

     (b)  Not applicable because:

          (i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934,


          (ii) There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement dated July 29, 1998, and

          (iii) Such nominees were elected.

     (c)  Matters voted upon at the Meeting were as follows:

                                                                      Votes               Votes               Withheld/
                                                                      For                 Against             Abstain
                                                                      ---------           ---------           ---------

             (i)    Election of two Class C directors of
                    the Company for the next three years:

                       Thomas M. Haythe                               6,796,467                               664,648
                       William J. Lacourciere                         6,792,917                               668,198

             (ii)   Ratification of the Board of Directors'           7,346,874            82,183              32,058
                    selection of Ernst & Young LLP to
                    serve as the Company's independent
                    auditors for the fiscal year ended
                    May 2, 1999.

ITEM 5.   Other Information.

     (a) On September 1, 1998, at a meeting of the Board of Directors of the Company held subsequent to the Annual Meeting of Stockholders, John P. Mahoney, M.D., a director of the Company whose term expired on September 1, 1998, was elected by the Board of Directors to serve as a Class B director. Dr. Mahoney's term will expire at the 2000 Annual Meeting.



ITEM 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits: The exhibits required to be filed as part of the Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

     (b) Reports on Form 8-K: There were no reports filed on Form 8-K filed during the quarter ended November 1, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOVAMETRIX MEDICAL SYSTEMS INC.

Dated:    December 15, 1998            /s/ WILLIAM J. LACOURCIERE
                                           William J. Lacourciere
                                           Chairman of the Board,
                                           President and Chief Executive Officer

Dated:    December 15, 1998            /s/ JEFFERY A. BAIRD
                                           Jeffery A. Baird
                                           Chief Financial Officer and
                                           Principal Accounting Officer

                                INDEX TO EXHIBITS
                                                                   PAGE

          27   Financial Data Schedule                              18