Form 10-Q
period 1999-01-31
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1999-03-17
CIK 310450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 1999

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

Common Stock, $0.01 par value: 7,947,804 shares issued and outstanding as of February 26, 1999

                                  Page 1 of 22
                          Index to Exhibits at Page 16

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                       INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         Condensed Consolidated Statements of Income -
           Quarters ended January 31, 1999 and February 1, 1998              3
           Nine months ended January 31, 1999 and February 1, 1998           4

         Condensed Consolidated Balance Sheets -
           January 31, 1999 and May 3, 1998                                  5

         Condensed Consolidated Statements of Cash Flows -
           Nine months ended January 31, 1999 and February 1, 1998           7

         Notes to Condensed Consolidated Financial Statements -
           January 31, 1999                                                  8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                             11

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   14

SIGNATURES                                                                  15

                           PART I - FINANCIAL INFORMATION

                          NOVAMETRIX MEDICAL SYSTEMS INC.

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                            QUARTER ENDED           QUARTER ENDED
                                                                                           JANUARY 31, 1999        FEBRUARY 1, 1998
                                                                                           ----------------        ----------------
Net sales                                                                                      $8,606,113                $7,378,240

Costs and expenses:
  Cost of products sold                                                                         3,701,004                 3,307,401
  Research and product development                                                              1,058,077                   884,429
  Selling, general and administrative                                                           3,270,606                 2,433,411
  Interest expense                                                                                 97,437                     5,267
  Other expense                                                                                    11,025                     4,737
                                                                                               ----------                ----------
                                                                                                8,138,149                 6,635,245
                                                                                               ----------                ----------
INCOME BEFORE INCOME TAXES                                                                        467,964                   742,995

Income tax provision                                                                              131,000                   208,000

                                                                                               ----------                ----------
NET INCOME                                                                                     $  336,964                $  534,995
                                                                                               ==========                ==========

Per common share amounts:

Basic                                                                                          $     0.04                $     0.06
                                                                                               ==========                ==========
Diluted                                                                                        $     0.04                $     0.06
                                                                                               ==========                ==========

Weighted average common shares outstanding:

Basic                                                                                           8,028,342                 8,650,811

Diluted                                                                                         8,406,268                 9,336,310

See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                          NINE MONTHS ENDED        NINE MONTHS ENDED
                                                                                           JANUARY 31, 1999         FEBRUARY 1, 1998
                                                                                           ----------------         ----------------

Net sales                                                                                     $24,686,085                $22,250,661

Costs and expenses:
  Cost of products sold                                                                        10,180,215                  9,700,283
  Research and product development                                                              3,036,994                  2,595,742
  Selling, general and administrative                                                           8,960,356                  7,467,567
  Interest expense                                                                                122,514                    109,599
  Other expense                                                                                    34,492                     36,829
                                                                                              -----------                -----------
                                                                                               22,334,571                 19,910,020

                                                                                              -----------                -----------
INCOME BEFORE INCOME TAXES                                                                      2,351,514                  2,340,641

Income tax provision                                                                              659,000                    655,000
                                                                                              -----------                -----------
NET INCOME                                                                                    $ 1,692,514                $ 1,685,641
                                                                                              ===========                ===========

Per common share amounts:

Basic                                                                                         $      0.20                $      0.21
                                                                                              ===========                ===========


Diluted                                                                                       $      0.19                $      0.18
                                                                                              ===========                ===========

Weighted average common shares outstanding:

Basic                                                                                           8,415,739                  7,928,820


Diluted                                                                                         8,768,575                  9,377,118


See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS                                                                                    JANUARY 31, 1999              MAY 3, 1998
------                                                                                    ----------------              -----------
CURRENT ASSETS

  Cash and cash equivalents                                                                $    222,995                $  1,783,596
  Accounts receivable, less
      allowance for losses of $250,000                                                       10,011,231                   9,712,814
  Net investment in sales-type leases,
      current portion                                                                           352,810

  Notes receivable, current portion                                                             245,318

  Inventories:
      Finished products                                                                       3,183,580                   3,067,625
      Work in process                                                                         1,586,874                   1,777,028
      Materials                                                                               3,982,105                   3,028,281
                                                                                           ------------                ------------
                                                                                              8,752,559                   7,872,934

  Deferred income taxes, net                                                                  2,414,000                   2,414,000
  Prepaid expenses                                                                            1,035,861                     697,880
                                                                                           ------------                ------------
  TOTAL CURRENT ASSETS                                                                       23,034,774                  22,481,224

Net investment in sales-type leases,
      long-term portion                                                                       1,248,715
Notes receivable, long-term portion                                                           1,825,158

Equipment                                                                                    10,171,343                   8,627,726
      Accumulated depreciation (deduction)                                                   (6,572,130)                 (6,031,517)
                                                                                           ------------                ------------
                                                                                              3,599,213                   2,596,209
License, technology, patents and other                                                        8,176,255                   7,521,371
      Accumulated amortization (deduction)                                                   (3,860,878)                 (3,566,574)
                                                                                           ------------                ------------
                                                                                              4,315,377                   3,954,797
Deferred income taxes, net                                                                    1,405,666                   1,969,666
                                                                                           ------------                ------------
                                                                                           $ 35,428,903                $ 31,001,896
                                                                                           ============                ============

     See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.


LIABILITIES AND SHAREHOLDERS' EQUITY                                                      JANUARY 31, 1999           MAY 3, 1998
------------------------------------                                                      ----------------           -----------
CURRENT LIABILITIES

  Accounts payable                                                                           $  2,050,648              $  1,883,234
  Accrued expenses                                                                              2,275,189                 1,961,441

  Notes payable to bank, current portion                                                        3,817,000

  Capital lease obligation, current portion                                                        36,307                    33,901
                                                                                             ------------              ------------

   TOTAL CURRENT LIABILITIES                                                                    8,179,144                 3,878,576


Capital lease obligation, less current portion                                                     60,419                    90,881
Notes payable to bank, less current portion                                                     2,450,000

SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized
        20,000,000 shares, issued 9,220,915 at
        January 31, 1999 and 9,174,355 at
        May 3, 1998, including Treasury shares                                                     92,209                    91,744

  Additional paid-in capital                                                                   34,909,754                34,754,643

  Retained-earnings deficit                                                                    (3,634,396)               (5,326,910)

  Treasury stock - 1,181,255 shares at January 31,                                             (6,628,227)               (2,487,038)
                                                                                             ------------              ------------
  1999 and 338,452 shares at May 3, 1998
                                                                                               24,739,340                27,032,439
                                                                                             ------------              ------------

                                                                                             $ 35,428,903              $ 31,001,896
                                                                                             ============              ============

See notes to condensed consolidated financial statements (unaudited) .

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                                             JANUARY 31, 1999      FEBRUARY 1, 1998
                                                                                             ----------------     -----------------
OPERATING ACTIVITIES

 Net income                                                                                       $ 1,692,514         $ 1,685,641
 Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation                                                                                          540,613             441,913
Amortization                                                                                          357,880             398,690
Deferred income taxes                                                                                 564,000             607,000
Net investment in sales-type leases                                                                (1,601,525)
Changes in operating assets and liabilities:
          Accounts and notes receivable                                                            (2,368,893)            577,802
          Inventories                                                                                (879,625)           (621,353)
          Prepaid expenses                                                                           (337,981)           (100,389)
          Accounts payable                                                                            167,414            (537,588)
          Accrued expenses                                                                            313,748          (1,124,866)

 NET CASH (USED) PROVIDED BY                                                                      -----------         -----------
     OPERATING ACTIVITIES                                                                          (1,551,855)          1,326,850

INVESTING ACTIVITIES
 Purchases of equipment                                                                            (1,543,617)           (646,546)
 Purchases of licenses, technology, patents and other                                                (718,460)           (408,927)
                                                                                                  -----------         -----------

NET CASH USED BY INVESTING ACTIVITIES                                                              (2,262,077)         (1,055,473)

FINANCING ACTIVITIES
 Proceeds from notes payable                                                                        6,267,000
 Principal payments on borrowings                                                                     (28,056)         (3,626,285)
 Dividends on Preferred Stock                                                                                             (15,000)
 Net proceeds from sales of Common Stock                                                              155,576           4,580,970
 Purchase of Treasury Stock                                                                        (4,141,189)
NET CASH PROVIDED BY FINANCING                                                                    -----------         -----------
    ACTIVITIES                                                                                      2,253,331             939,685

(DECREASE) INCREASE IN CASH                                                                       -----------         -----------
   AND CASH EQUIVALENTS                                                                            (1,560,601)          1,211,062

Cash and cash equivalents at beginning of period                                                    1,783,596             236,808
                                                                                                  -----------         -----------
Cash and cash equivalents at end of period                                                        $   222,995         $ 1,447,870
                                                                                                  ===========         ===========


See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                JANUARY 31, 1999

NOTE 1 -- BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending May 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 3, 1998.

NOTE 2 -- PER SHARE AMOUNTS: The calculation of basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The calculation of diluted earnings per share excludes anti-dilutive options and warrants whose exercise price exceeds the average market price.

     The following table sets forth the calculation of basic and diluted earnings per share for the quarter and nine months ended January 31, 1999 and February 1, 1998:

                                                      QUARTER ENDED                    NINE MONTHS ENDED

                                               01-31-99           02-01-98          01-31-99            02-01-98
                                               --------           --------          --------            --------

NUMERATOR

Net Income                                    $  336,964         $  534,995         $1,692,514         $1,685,641
Preferred Stock dividends                                                                                  15,000
                                              ----------         ----------         ----------         ----------
Numerator for basic earnings per share           336,964            534,995          1,692,514          1,670,641

Effect of dilutive securities:

  Preferred Stock dividends                                                                                15,000
                                              ----------         ----------         ----------         ----------
Numerator for diluted earnings per share      $  336,964         $  534,995         $1,692,514         $1,685,641
                                              ==========         ==========         ==========         ==========

                          NOVAMETRIX MEDICAL SYSTEMS INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                    (CONTINUED)

                                                                            QUARTER ENDED                    NINE MONTHS ENDED
                                                                      01-31-99        02-01-98           01-31-99          02-01-98
                                                                      --------        --------           --------          --------
DENOMINATOR
Denominator for basic earnings per share:
Weighted average shares outstanding                                  8,028,342         8,650,811         8,415,739         7,928,820

Effect of dilutive securities:
  Employee stock options and warrants                                  377,926           685,499           352,836         1,207,028
  Convertible Preferred Stock                                                                                                241,270
                                                                     ---------         ---------         ---------         ---------
Dilutive potential common shares                                       377,926           685,499           352,836         1,448,298
                                                                     ---------         ---------         ---------         ---------
Denominator for diluted earnings per share                           8,406,268         9,336,310         8,768,575         9,377,118
                                                                     =========         =========         =========         =========

Basic earnings per share                                             $    0.04         $    0.06         $    0.20         $    0.21
                                                                     =========         =========         =========         =========
Diluted earnings per share                                           $    0.04         $    0.06         $    0.19         $    0.18
                                                                     =========         =========         =========         =========


NOTE 3 -- NET INVESTMENT IN SALES-TYPE LEASES: During the first quarter of fiscal 1999, the Company entered into several sales-type leases with certain customers which will result in payments over a multi-year period. The leases are for a term of five years and provide for the transfer of title to the lessee at the end of the lease term. The Company's net investment in sales-type leases as of January 31, 1999 consists of:


Minimum lease payments receivable                                   $ 1,997,205
Less unearned income                                                   (395,680)
                                                                    -----------
Net investment in sales-type leases                                 $ 1,601,525
                                                                    ===========


NOTE 4 -- NOTES RECEIVABLE: During the third quarter ended January 31, 1999, the Company entered into sales agreements with certain customers which call for payments over a multi-year period. In addition, the Company made loans in the aggregate amount of $148,100 under the Novametrix Medical Systems Inc. Director and Senior Officer Stock Retention Plan. The loans bear interest at a fixed rate equal to the Applicable Federal Rate under Section 1274(d) of the Internal Revenue Code of 1986, as amended. The loans provide for payments of interest on a quarterly basis, in arrears, until the third anniversary of the loans at which time the principal is payable.

                          NOVAMETRIX MEDICAL SYSTEMS INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                    (CONTINUED)

NOTE 5 -- DEBT: The Company maintains a revolving credit agreement with its lender which provides for borrowing to a maximum of $5,000,000, expires August 31, 2000, and bears interest at the London Interbank Offered Rate ("LIBOR") plus
 .98% (totaling 5.94% at February 26, 1999). During the third quarter ended January 31, 1999, the Company entered into a five-year $3,000,000 term loan with its lender. The term loan is payable in monthly installments of $50,000 plus interest at 6.77% under an interest rate swap agreement with its lender. The Company utilizes the interest rate swap to manage its interest rate risk on its variable rate term loan. Under the agreement, the Company is required to make fixed rate payments and in return receives payments from its lender at variable rates. The risk of loss to the Company in the event of non-performance by its lender, a major financial institution, is not significant. The Company is required under both loan agreements to maintain certain financial ratios, minimum working capital and net worth, has pledged its assets as collateral, and is limited among other things, on the purchase of its capital stock and new borrowings.

NOTE 6 -- CAPITAL STOCK: As of January 31, 1999, the Company had purchased 842,803 shares of its common stock at a cost of $4,141,189 under the previously approved repurchase plans. There are 349,995 remaining shares authorized for purchase under the repurchase program.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     Primarily as a result of lower than planned international revenues, net income for the third quarter of fiscal 1999 was approximately $337,000 or $0.04 per diluted share compared to net income of approximately $535,000 or $0.06 per diluted share for the third quarter of fiscal 1998. Net income of approximately $1,693,000 or $0.19 per share for the first nine months of fiscal 1999 was comparable to net income of approximately $1,686,000 or $0.18 per diluted share reported for the first nine months ended February 1, 1998.

     Net sales for the third quarter of fiscal 1999 increased 17% to approximately $8,606,000 compared to net sales of approximately $7,378,000 for the third quarter of fiscal 1998. The increase was led by continued strong growth in domestic sales which was partially offset by a decline in international shipments. Net sales for the first nine months of fiscal 1999 increased 11% to approximately $24,686,000 compared to net sales of approximately $22,251,000 for the corresponding period of the prior fiscal year. The improvement in sales was led by significant growth in domestic sales, partially offset by decreases in international shipments and OEM sales.

     Cost of products sold as a percentage of net sales improved to 43% for the third quarter of fiscal 1999 compared to 45% for the third quarter of fiscal 1998. Cost of products sold was 41% of net sales for the first nine months of fiscal 1999 compared to 44% for the first nine months of fiscal 1998. The improvement in cost of products sold for both periods was primarily related to increased domestic sales as a percentage of total sales and product mix. The Company is continuing to pursue product cost reductions.

     Research and product development ("R&D") expenses increased by approximately $174,000 for the quarter ended January 31, 1999 compared to the quarter ended February 1, 1998. Higher levels of salaries and related fringe benefits from increased personnel and additional engineering materials were primarily responsible for the increase. R&D expenses for the nine months ended January 31, 1999 increased approximately $441,000 compared to the first nine months of the prior fiscal year. The increase was primarily due to higher levels of salaries and related fringe benefits from increased personnel, outside professional services and depreciation expense related to the Company's new non-invasive cardiac output monitor and disposable rebreathing circuit.

     Selling, general and administrative ("S,G&A") expenses increased approximately $837,000 for the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. Increased sales and marketing expenses including higher levels of salaries and related fringe benefits on increased personnel, increased dealer and employee sales commissions on the expanded domestic sales volume, and increased outside professional services, accounted for the majority of the increase in S,G&A expense. G&A expenses also increased for the third quarter of fiscal 1999 compared to the third quarter of the prior fiscal year primarily as a result of increased salaries and related fringe benefits and outside professional services. S,G&A expenses increased approximately $1,493,000 for the first nine months of fiscal 1999 as compared to the first nine months of the prior fiscal year. Increased sales and marketing expenses were primarily responsible for the overall increase in S,G&A expenses including dealer and employee sales commissions on the expanded domestic sales efforts, salaries and related fringe benefits on increased personnel, and outside professional services. Increased G&A expenses including salaries and related fringe benefits and increased outside professional services also contributed to the increase in S,G&A expenses.

      Interest expense increased approximately $92,000 for the quarter ended January 31, 1999 compared to the corresponding quarter of the prior fiscal year. Interest expense increased approximately $13,000 for the nine months ended January 31, 1999 compared to the corresponding nine months of the prior fiscal year. The increase in the Company's borrowings for both comparisons was primarily associated with the Company's common stock repurchase program and certain customer sales financing agreements.

      Income tax expense for the first nine months of both fiscal 1999 and 1998 was based upon the estimated effective tax rate of 28%. Due to net operating loss carryforwards for federal income tax purposes, the Company expects income taxes payable, calculated on an alternative minimum tax basis, to be minimal for fiscal 1999.

     Except for orders pursuant to long-term OEM agreements, the Company traditionally ships its products on a current basis. As such, the Company does not consider its backlog levels to be a meaningful indicator of future sales.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of approximately $14,856,000 at January 31, 1999 compared to approximately $18,603,000 at May 3, 1998. The decrease in working capital of approximately $3,747,000 was primarily attributable to an increase in bank debt resulting from the Company's repurchase of its common stock for $4,141,189, various sales financing transactions, of which approximately $3,074,000 was recorded as long-term, and an increase in accounts payable and accrued expenses. Partially offsetting these transactions were increases in inventory, accounts receivable, and the current portion of notes receivable and net investment in sales-type leases. This resulted in a current ratio of 2.8 to 1 at January 31, 1999 compared to 5.8 to 1 at May 3, 1998.

     Approximately $1,552,000 of cash was used by operations for the nine months ended January 31, 1999 compared to approximately $1,327,000 of cash provided by operations for the corresponding period of the prior fiscal year. The reduction in cash provided from operations of approximately $2,879,000 compared to the first nine months of fiscal 1998 was primarily attributable to increases in net investments in sales-type leases, accounts and notes receivable, prepaid expenses, and inventory, which were partially offset by increases in accounts payable and accrued expenses.

      During the first nine months of fiscal 1999, the Company invested approximately $1,544,000 in capital expenditures compared to approximately $647,000 for the first nine months of fiscal 1998. The Company expects that capital expenditures will continue to exceed its normal requirements for the balance of fiscal 1999 primarily due to costs pertaining to tooling and production equipment associated with the Company's new products.

     Approximately $2,253,000 of funds were provided from financing activities during the first nine months of fiscal 1999. As of January 31, 1999, the Company had $6,267,000 of bank debt outstanding including $3,267,000 outstanding against its revolving credit agreement and a $3,000,000 term loan which was consummated during December 1998. The bank debt was used primarily to repurchase 842,803 shares of the Company's common stock at a cost of $4,141,189 and to support certain sales financing agreements which call for payments by the Company's customers over a multi-year period. There were 349,995 remaining shares authorized for purchase under the stock repurchase plan as of January 31, 1999.

     The Company expects cash from operations and funds available under the Company's revolving credit agreement to adequately support its planned operating requirements for the balance of fiscal 1999. In addition, management believes that additional funds, if needed, could be obtained on commercially reasonable terms.


YEAR 2000 COMPLIANCE

     The Company has addressed the Year 2000 compliance issue with regard to the potential impact on its business, results of operations and financial condition. The Company conducted a thorough review of its installed base of monitoring equipment and has determined that its products are Year 2000 compliant. The results of the Company's examination have been posted on its website for its customers to review. During 1998, the Company completed the installation of a new fully-integrated operating system which is Year 2000 compliant. Other less significant office technology is scheduled to be upgraded by mid-1999, the costs of which are expected to be less than $50,000. Further, the Company does not believe that it will be significantly impacted by the inability of third parties used by the Company to provide products and services. While the Company cannot be certain that all third parties will meet the Year 2000 requirements, the estimated cost or disruption of services is not expected to be material to the Company's financial position or results of operations.


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

         (b) Reports on Form 8-K: There were no reports filed on Form 8-K filed during the quarter ended January 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NOVAMETRIX MEDICAL SYSTEMS INC.

Dated:   March 16, 1999                   /s/ WILLIAM J. LACOURCIERE
                                          --------------------------
                                          William J. Lacourciere
                                          Chairman of the Board,
                                          President and Chief Executive Officer

Dated:   March 16, 1999                   /s/ JEFFERY A. BAIRD
                                          --------------------------
                                          Jeffery A. Baird
                                          Chief Financial Officer and
                                          Principal Accounting Officer

                                INDEX TO EXHIBITS


                                                                            PAGE
10(ll) Form of Promissory Note under the Novametrix Medical
       Systems Inc. Director and Senior Officer Stock Retention Program       17

27     Financial Data Schedule                                                22