Form 10-Q/A
period 1998-08-02
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1999-07-14
CIK 310450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

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

                    5 Technology Drive, Wallingford, CT 06492
               (Address of principal executive offices)(zip code)

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


                                  Page 1 of 17
                          Index to Exhibits at Page 16

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                      INDEX


                                                                            PAGE
                                                                            ----

I.  INTRODUCTION
                                                                               3


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

        Condensed Consolidated Statements of Income -
        Three months ended August 2, 1998 and August 3, 1997                   4

        Condensed Consolidated Balance Sheets -
        August 2, 1998 and May 3, 1998                                         5

        Condensed Consolidated Statements of Cash Flows -
        Three months ended August 2, 1998 and August 3, 1997                   7

        Notes to Condensed Consolidated Financial Statements -
        August 2, 1998                                                         8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         11


PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   13

ITEM 5. OTHER INFORMATION                                                     13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      14


SIGNATURES                                                                    15

I.   INTRODUCTION


     On July 1, 1999, Novametrix Medical Systems Inc.("the Company") announced it had restated its quarterly results for the first three quarters of fiscal 1999. The restatement was due principally to modifications to the accounting treatment for sales financing arrangements which the Company entered into with customers during the first three quarters of fiscal 1999 and the reversal of certain dealer sales where products were ultimately returned to the Company due to cancellation of dealer orders by end users.

     Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements.

     All other information is presented as of the original filing date and has not been updated in this amended filing.

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           RESTATED
                                                       THREE MONTHS ENDED           THREE MONTHS ENDED
                                                         AUGUST 2, 1998               AUGUST 3, 1997
                                                         --------------               --------------
Net sales                                                  $7,027,885                   $7,366,461

Costs and expenses:
  Cost of products sold                                     2,747,874                    3,114,452
  Research and product development                            912,146                      860,157
  Selling, general and administrative                       2,796,390                    2,538,974
  Interest                                                      5,389                       84,307
 Other expense                                                 10,401                        8,713
                                                           ----------                   ----------
                                                            6,472,200                    6,606,603

                                                           ----------                   ----------
INCOME BEFORE INCOME TAXES                                    555,685                      759,858

Income tax provision                                          155,600                      236,000
                                                           ----------                   ----------
NET INCOME                                                 $  400,085                   $  523,858
                                                           ==========                   ==========


Per common share amounts:

  Basic                                                    $     0.05                   $     0.07
                                                           ==========                   ==========
 Diluted                                                   $     0.04                   $     0.06
                                                           ==========                   ==========

Weighted average common shares outstanding:

  Basic                                                     8,849,661                    7,271,559

  Diluted                                                   9,373,159                    8,830,666


See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                       RESTATED
ASSETS                                                                               AUGUST 2, 1998                    MAY 3, 1998
------                                                                               --------------                    -----------
CURRENT ASSETS

  Cash and cash equivalents                                                            $  1,928,420                    $  1,783,596

  Accounts and notes receivable, less
   allowance for losses of $250,000                                                       7,382,704                       9,712,814

  Net investment in sales-type lease                                                        147,986

  Inventories:
   Finished products                                                                      3,267,593                       3,067,625
   Work in process                                                                        2,002,141                       1,777,028
   Materials                                                                              3,514,020                       3,028,281
                                                                                       ------------                    ------------
                                                                                          8,783,754                       7,872,934

  Deferred income taxes, net                                                              2,414,000                       2,414,000
  Prepaid expenses                                                                          858,252                         697,880
                                                                                       ------------                    ------------
  TOTAL CURRENT ASSETS                                                                   21,515,116                      22,481,224

Net investment in sales-type lease                                                          764,000

Equipment                                                                                 8,994,921                       8,627,726
  Accumulated depreciation                                                                6,203,864)                     (6,031,517)
                                                                                       ------------                    ------------
                                                                                          2,791,057                       2,596,209

License, technology, patents and other                                                    7,664,610                       7,521,371
  Accumulated amortization                                                               (3,648,300)                     (3,566,574)
                                                                                       ------------                    ------------
                                                                                          4,016,310                       3,954,797

Deferred income taxes, net                                                                1,840,066                       1,969,666
                                                                                       ------------                    ------------
                                                                                       $ 30,926,549                    $ 31,001,896
                                                                                       ============                    ============





See notes to condensed consolidated financial statements.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                                                                            RESTATED
LIABILITIES AND SHAREHOLDERS' EQUITY                                                      AUGUST 2, 1998               MAY 3, 1998
------------------------------------                                                      --------------               -----------
CURRENT LIABILITIES

  Accounts payable                                                                        $  1,655,619                 $  1,883,234
  Accrued expenses                                                                           1,645,939                    1,961,441
  Current portion of capital lease obligation                                                   34,604                       33,901
                                                                                          ------------                 ------------
   TOTAL CURRENT LIABILITIES                                                                 3,336,162                    3,878,576

Capital lease obligation, less current portion                                                  81,962                       90,881


SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized
    20,000,000 shares, issued 9,198,238 at
     August 2, 1998 and 9,174,355 at May 3, 1998,
    including 338,452 Treasury shares                                                           91,982                       91,744

  Additional paid-in capital                                                                34,830,306                   34,754,643

  Retained-earnings deficit                                                                 (4,926,825)                  (5,326,910)

  Treasury stock                                                                            (2,487,038)                  (2,487,038)
                                                                                          ------------                 ------------
                                                                                            27,508,425                   27,032,439
                                                                                          ------------                 ------------
                                                                                          $ 30,926,549                 $ 31,001,896
                                                                                          ============                 ============








See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              RESTATED
                                                                                            QUARTER ENDED            QUARTER ENDED
                                                                                            AUGUST 2, 1998          AUGUST 3, 1997
                                                                                            --------------          --------------
OPERATING ACTIVITIES
Net income                                                                                  $   400,085                $   523,858
 Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation                                                                                 172,347                    138,822
    Amortization                                                                                 118,729                    133,808
    Deferred income taxes                                                                        129,600                    221,000
    Net investment in sales-type lease                                                          (911,986)
    Increases (decreases) in cash flows as a result
       of changes in operating assets and liabilities:
          Accounts and notes receivable                                                        2,330,110                  1,851,238
          Inventories                                                                           (910,820)                  (814,853)
          Prepaid expenses
                                                                                                (160,372)                   (60,268)
          Accounts payable
                                                                                                (227,615)                     9,928
          Accrued expenses                                                                      (315,502)                (1,103,734)
                                                                                             -----------                -----------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       624,576                    899,799

INVESTING ACTIVITIES
 Purchases of equipment                                                                         (367,195)                  (192,813)
 Purchases of license, technology, patents and other                                            (180,242)                   (38,554)
                                                                                             -----------                -----------
NET CASH USED BY INVESTING ACTIVITIES                                                           (547,437)                  (231,367)

FINANCING ACTIVITIES
 Principal payments on borrowings                                                                 (8,216)                (1,412,314)
 Dividends on Preferred Stock
                                                                                                                             (7,500)
 Net proceeds from sales of Common Stock                                                          75,901                    770,604
                                                                                             -----------                -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                  67,685                   (649,210)
                                                                                             -----------                -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                            144,824                     19,222

Cash and cash equivalents at beginning of period                                               1,783,596                    236,808
                                                                                             -----------                -----------
Cash and cash equivalents at end of period                                                   $ 1,928,420                $   256,030
                                                                                             ===========                ===========






See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 AUGUST 2, 1998



NOTE 1 -- BASIS OF PRESENTATION: The condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 2, 1998 are not necessarily indicative of the results that may be expected for the year ending May 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 3, 1998.

    On July 1, 1999, the Company announced that it had restated its quarterly earnings for the first three quarters of fiscal 1999 to adjust recognition of revenue and related costs and expenses in those periods. The restatement was due principally to modifications to the accounting treatment for sales financing arrangements which the Company entered into with customers during the first three quarters of fiscal 1999 and the reversal of certain dealer sales where products were ultimately returned to the Company due to cancellation of dealer orders by end users. The restatement resulted in a decrease in revenues from approximately $7,672,000, as previously reported, to approximately $7,028,000 for the three months ended August 2, 1998. Net income decreased from approximately $613,000 or $0.07 per diluted share, as previously reported, to approximately $400,000 or $0.04 per diluted share for the same period.


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

     The following table sets forth the calculation of basic and diluted earnings per share for the three months ended August 2, 1998 and August 3, 1997:


                                                         THREE MONTHS ENDED             THREE MONTHS ENDED
                                                           AUGUST 2, 1998                  AUGUST 3, 1997
                                                           --------------                  --------------
NUMERATOR
Net Income                                                  $   400,085                     $   523,858
Preferred Stock dividends                                                                         7,500
                                                            -----------                     -----------
Numerator for basic earnings per share                          400,085                         516,358

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   (CONTINUED)

                                                                                THREE MONTHS ENDED           THREE MONTHS ENDED
                                                                                   AUGUST 2, 1998               AUGUST 3, 1997
                                                                                   --------------               --------------
Effect of dilutive securities:
  Preferred Stock dividends                                                                                           7,500
                                                                                     ----------                   ----------
Numerator for diluted earnings per share                                             $  400,085                   $  523,858
                                                                                     ==========                   ==========

DENOMINATOR
Denominator for basic earnings per share:
Weighted average shares outstanding                                                   8,849,661                    7,271,559

Effect of dilutive securities:
  Employee stock options and warrants                                                   523,498                    1,114,663
  Convertible Preferred Stock                                                                                        444,444
                                                                                     ----------                   ----------
Dilutive potential common shares                                                        523,498                    1,559,107
                                                                                     ----------                   ----------
Denominator for diluted earnings per share                                            9,373,159                    8,830,666
                                                                                     ==========                   ==========

Basic earnings per share                                                             $     0.05                   $     0.07
                                                                                     ==========                   ==========
Diluted earnings per share                                                           $     0.04                   $     0.06
                                                                                     ==========                   ==========




NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASE: During the first quarter of fiscal 1999, the Company entered into a sales-type lease with one of its customers which will result in payments over a multi-year period. The lease is for a period of five years and provides for the transfer of title to the lessee at the end of the lease term. The Company's net investment in this lease at August 2, 1998 consists of:


Minimum lease payments receivable           $ 1,162,620
Less unearned income                           (250,634)
                                            -----------
Net investment in sales-type lease          $   911,986
                                            ===========


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

                         NOVAMETRIX MEDICAL SYSTEMS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     On July 1, 1999, the Company announced that it had restated its quarterly earnings for the first three quarters of fiscal 1999 to adjust recognition of revenue and related costs and expenses in those periods. The restatement was due principally to modifications to the accounting treatment for sales financing arrangements which the Company entered into with customers during the first three quarters of fiscal 1999 and the reversal of certain dealer sales where products were ultimately returned to the Company due to cancellation of dealer orders by end users. The restatement resulted in a decrease in revenues from approximately $7,672,000, as previously reported, to approximately $7,028,000 for the three months ended August 2, 1998. Net income decreased from approximately $613,000 or $0.07 per diluted share, as previously reported, to approximately $400,000 or $0.04 per diluted share as compared to net income of approximately $524,000 or $0.06 per diluted share for the first quarter of the prior fiscal year ended August 3, 1997.

     Net sales for the first quarter of fiscal 1999 decreased 5% to approximately $7,028,000 compared to net sales of approximately $7,366,000 for the first quarter of fiscal 1998. The decrease resulted from a reduction in sales to original equipment manufacturers (OEM) compared to the first quarter of the prior fiscal year which was partially offset by significant improvement in domestic sales. The growth in domestic sales, which followed a strong fourth quarter performance, is expected to continue during fiscal 1999. OEM sales are also expected to rebound during the second quarter of fiscal 1999.

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

     Selling, general and administrative ("S,G&A") expenses increased approximately $257,000 or 10% for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. Increased selling expenses, primarily caused by higher dealer and employee sales commissions on the increased domestic sales volume, and increased G&A expenses primarily pertaining to salaries and related benefits and legal expenses, were partially offset by decreased international selling expenses and reduced service overhead costs.

     Interest expense decreased by approximately $79,000 to approximately $5,000 for the quarter ended August 2, 1998 as compared to the quarter ended August 3, 1997 reflecting the Company's elimination of its bank debt and a portion of its capital lease obligations during the second quarter of fiscal 1998.

      Income tax expense of approximately $156,000 for the first three months of fiscal 1999 was based on the effective tax rate of 28% expected for the year ending May 2, 1999. Income tax expense for the corresponding period of the prior year was $236,000 based upon an estimated income tax rate of 31%. Due to significant net operating loss carryforwards for federal income tax purposes, the Company expects income taxes payable to be minimal for fiscal 1999.

     Except for orders pursuant to long-term OEM agreements, the Company traditionally ships its products on a current basis. As such, the Company does not consider its backlog levels to be a meaningful indicator of future sales.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of approximately $18,179,000 at August 2, 1998 compared to approximately $18,603,000 at May 3, 1998. The decrease in working capital of approximately $424,000 was primarily caused by a significant sales financing arrangement entered into during the first quarter a portion of which is classified to long-term. The Company's current ratio was 6.4 to 1 at August 2, 1998 compared to 5.8 to 1 at May 3, 1998.

     Cash provided from operations was approximately $625,000 for the three months ended August 2, 1998 compared to approximately $900,000 for the corresponding period of the prior fiscal year. The reduction of approximately $275,000 was primarily caused by the sales-type lease, decreases in accounts payable and accrued expense, and a decrease in income before taxes, depreciation and amortization which was partially offset by an increase in accounts receivable.

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

                                        NOVAMETRIX MEDICAL SYSTEMS INC.

Dated: July 14, 1999                    /s/ WILLIAM J. LACOURCIERE
       --------------------             ------------------------
                                        William J. Lacourciere
                                        Chairman of the Board,
                                        President and Chief Executive Officer



Dated: July 14, 1999                    /s/ JEFFERY A. BAIRD
       --------------------             ------------------------
                                        Jeffery A. Baird
                                        Chief Financial Officer and
                                        Principal Accounting Officer

                                INDEX TO EXHIBITS

                                                                       PAGE

27 Financial Data Schedule                                              17