Form 10-Q/A
period 1998-11-01
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1999-07-14
CIK 310450

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


                                  Page 1 of 19
                          Index to Exhibits at Page 18

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                      INDEX



                                                                            PAGE

I.   INTRODUCTION                                                             3

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         Condensed Consolidated Statements of Income -
           Three months ended November 1, 1998 and November 2, 1997           4
           Six months ended November 1, 1998 and November 2, 1997             5
         Condensed Consolidated Balance Sheets -
           November 1, 1998 and May 3, 1998                                   6

         Condensed Consolidated Statements of Cash Flows -
           Six months ended November 1, 1998 and November 2, 1997             8

         Notes to Condensed Consolidated Financial Statements -
           November 1, 1998                                                   9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                             12


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 15

ITEM 5.  OTHER INFORMATION                                                   15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    16


SIGNATURES                                                                   17

I.   INTRODUCTION


     On July 1, 1999, Novametrix Medical Systems Inc. ("the Company") announced that it had restated its quarterly results for the first three quarters of fiscal 1999. The restatement was due principally to modifications to the accounting treatment for sales financing arrangements which the Company entered into with customers during the first three quarters of fiscal 1999 and the reversal of certain dealer sales where products were ultimately returned to the Company due to cancellation of dealer orders by end users.

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

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                        RESTATED
                                                   THREE MONTHS ENDED    THREE MONTHS ENDED
                                                    NOVEMBER 1, 1998      NOVEMBER 2, 1997
                                                   ------------------    ------------------
Net sales                                              $8,134,062            $7,505,960

Costs and expenses:
  Cost of products sold                                 3,316,664             3,278,430
  Research and product development                      1,066,771               851,156
  Selling, general and administrative                   2,751,801             2,495,182
  Interest                                                 19,688                20,025
  Other expense                                            13,066                23,379
                                                       ----------            ----------
                                                        7,167,990             6,668,172

                                                       ----------            ----------
INCOME BEFORE INCOME TAXES                                966,072               837,788

Income tax provision                                      270,500               211,000
                                                       ----------            ----------
NET INCOME                                             $  695,572            $  626,788
                                                       ==========            ==========


Per common share amounts:

  Basic                                                $     0.08            $     0.08
                                                       ==========            ==========

  Diluted                                              $     0.08            $     0.07
                                                       ==========            ==========


Weighted average common shares outstanding:

  Basic                                                 8,409,010             7,914,648

  Diluted                                               8,640,168             9,300,893


See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                        RESTATED
                                                     SIX MONTHS ENDED       SIX MONTHS ENDED
                                                     NOVEMBER 1, 1998       NOVEMBER 2, 1997
                                                     ----------------       ----------------
Net sales                                              $15,161,947            $14,872,421

Costs and expenses:
  Cost of products sold                                  6,064,538              6,392,882
  Research and product development                       1,978,917              1,711,313
  Selling, general and administrative                    5,548,191              5,034,156
  Interest                                                  25,077                104,332
 Other expense                                              23,467                 32,092
                                                       -----------            -----------
                                                        13,640,190             13,274,775

                                                       -----------            -----------
INCOME BEFORE INCOME TAXES                               1,521,757              1,597,646

Income tax provision                                       426,100                447,000
                                                       -----------            -----------
NET INCOME                                             $ 1,095,657            $ 1,150,646
                                                       ===========            ===========



Per common share amounts:

  Basic                                                $      0.13            $      0.15
                                                       ===========            ===========

  Diluted                                              $      0.12            $      0.13
                                                       ===========            ===========

Weighted average common shares outstanding:

  Basic                                                  8,629,336              7,581,194

  Diluted                                                8,982,119              9,152,412


See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                      RESTATED
  ASSETS                                          NOVEMBER 1, 1998            MAY 3, 1998
  ------                                          ----------------            -----------
CURRENT ASSETS

    Cash and cash equivalents                       $    181,324             $  1,783,596

    Accounts and notes receivable, less
     allowance for losses of $250,000                  8,968,360                9,712,814

    Net investment in sales-type lease                   200,814

    Inventories:
     Finished products                                 3,657,590                3,067,625
     Work in process                                   1,494,469                1,777,028
     Materials                                         3,593,272                3,028,281
                                                    ------------             ------------
                                                       8,745,331                7,872,934

    Deferred income taxes, net                         2,414,000                2,414,000
    Prepaid expenses                                     857,015                  697,880

                                                    ------------             ------------
    TOTAL CURRENT ASSETS                              21,366,844               22,481,224

  Net investment in sales-type lease                     726,273

  Equipment                                            9,464,702                8,627,726
    Accumulated depreciation                          (6,382,262)              (6,031,517)
                                                    ------------             ------------
                                                       3,082,440                2,596,209


  License, technology, patents and other               7,901,132                7,521,371
    Accumulated amortization                          (3,747,362)              (3,566,574)
                                                    ------------             ------------
                                                       4,153,770                3,954,797

  Deferred income taxes, net                           1,608,566                1,969,666
                                                    ------------             ------------
                                                    $ 30,937,893             $ 31,001,896
                                                    ============             ============


See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                                                     RESTATED
LIABILITIES AND SHAREHOLDERS' EQUITY                             NOVEMBER 1, 1998            MAY 3, 1998
------------------------------------                             ----------------            -----------
CURRENT LIABILITIES

  Accounts payable                                                 $  1,626,141             $  1,883,234
  Accrued expenses                                                    1,660,979                1,961,441
  Note payable to bank under revolving credit agreement               3,474,000
  Current portion of capital lease obligation                            35,323                   33,901

                                                                   ------------             ------------
   TOTAL CURRENT LIABILITIES                                          6,796,443                3,878,576

Capital lease obligation, less current portion                           72,856                   90,881


SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized
    20,000,000 shares, issued  9,204,738 at
    November 1, 1998 and 9,174,355 at
    May 3, 1998, including Treasury shares                               92,047                   91,744

  Additional paid-in capital                                         34,836,027               34,754,643

  Retained-earnings deficit                                          (4,231,253)              (5,326,910)

  Treasury stock - 1,181,255 shares at November 1,                   (6,628,227)              (2,487,038)
    1998 and 338,452 shares at May 3, 1998
                                                                   ------------             ------------
                                                                     24,068,594               27,032,439
                                                                   ------------             ------------
                                                                   $ 30,937,893             $ 31,001,896
                                                                   ============             ============


See notes to condensed consolidated financial statements (unaudited) .

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   RESTATED
                                                               SIX MONTHS ENDED        SIX MONTHS ENDED
                                                               NOVEMBER 1, 1998        NOVEMBER 2, 1997
                                                               ----------------        ----------------
OPERATING ACTIVITIES

 Net income                                                      $ 1,095,657             $ 1,150,646
 Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation                                                     350,929                 283,755
    Amortization                                                     241,304                 270,625
    Deferred income taxes                                            361,100                 417,000
    Net investment in sales-type lease                              (927,087)
    Changes in operating assets and liabilities:
          Accounts and notes receivable                              744,454               1,619,474
          Inventories                                               (872,397)               (584,432)
          Prepaid expenses                                          (159,135)                (67,208)
          Accounts payable                                          (257,093)               (586,718)
          Accrued expenses                                          (300,462)               (871,838)
 NET CASH PROVIDED BY OPERATING                                  -----------             -----------
     ACTIVITIES                                                      277,270               1,631,304

INVESTING ACTIVITIES
 Purchases of equipment                                             (837,160)               (362,381)
 Purchases of licenses, technology, patents and other               (440,277)               (225,631)
                                                                 -----------             -----------


NET CASH USED BY INVESTING ACTIVITIES                             (1,277,437)               (588,012)

FINANCING ACTIVITIES
 Proceeds from note payable                                        3,474,000
 Principal payments on borrowings                                    (16,603)             (3,621,158)
 Dividends on Preferred Stock                                                                (15,000)
 Net proceeds from sales of Common Stock                              81,687               2,659,524
 Purchase of Treasury Stock                                       (4,141,189)
NET CASH USED BY FINANCING                                       -----------             -----------
    ACTIVITIES                                                      (602,105)               (976,634)

(DECREASE) INCREASE IN CASH                                      -----------             -----------
   AND CASH EQUIVALENTS                                           (1,602,272)                 66,658

Cash and cash equivalents at beginning of period                   1,783,596                 236,808
                                                                 -----------             -----------

Cash and cash equivalents at end of period                       $   181,324             $   303,466
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

     On July 1, 1999, the Company announced that it had restated its quarterly earnings for the first three quarters of fiscal 1999 to adjust recognition of revenue and related costs and expenses in those periods. The restatement was due principally to modifications to the accounting treatment for sales financing arrangements which the Company entered into with customers during the first three quarters of fiscal 1999 and the reversal of certain dealer sales where products were ultimately returned to the Company due to cancellation of dealer orders by end users. The restatement resulted in a decrease in revenues from approximately $8,408,000, as previously reported, to approximately $8,134,000 for the three months ended November 1, 1998. Net income decreased from approximately $743,000 or $0.09 per diluted share, as previously reported, to approximately $696,000 or $0.08 per diluted share for the same period. For the six months ended November 1, 1998, revenues decreased from approximately $16,080,000, as previously reported, to approximately $15,162,000. Net income for the same period decreased from approximately $1,356,000 or $0.15 per diluted share, as previously reported, to approximately $1,096,000 or $0.12 per diluted share.


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

     The following table sets forth the calculation of basic and diluted earnings per share for the three months and six months ended November 1, 1998 and November 2, 1997:

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                   (CONTINUED)


                                                             THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                       11-01-98              11-02-97              11-01-98              11-02-97
NUMERATOR
Net Income                                            $  695,572            $  626,788            $1,095,657            $1,150,646
Preferred Stock dividends                                                        7,500                                      15,000
                                                      ----------            ----------            ----------            ----------
Numerator for basic earnings per share                   695,572               619,288             1,095,657             1,135,646

Effect of dilutive securities:
  Preferred Stock dividends                                                      7,500                                      15,000
                                                      ----------            ----------            ----------            ----------
Numerator for diluted earnings per share              $  695,572            $  626,788            $1,095,657            $1,150,646
                                                      ==========            ==========            ==========            ==========

DENOMINATOR
Denominator for basic earnings per share:
Weighted average shares outstanding                    8,409,010             7,914,648             8,629,336             7,581,194

Effect of dilutive securities:
  Employee stock options and warrants                    231,158             1,122,509               352,783             1,213,782
  Convertible Preferred Stock                                                  263,736                                     357,436
                                                      ----------            ----------            ----------            ----------
Dilutive potential common shares                         231,158             1,386,245               352,783             1,571,218
                                                      ----------            ----------            ----------            ----------
Denominator for diluted earnings per share             8,640,168             9,300,893             8,982,119             9,152,412
                                                      ==========            ==========            ==========            ==========

Basic earnings per share                              $     0.08            $     0.08            $     0.13            $     0.15
                                                      ==========            ==========            ==========            ==========

Diluted earnings per share                            $     0.08            $     0.07            $     0.12            $     0.13
                                                      ==========            ==========            ==========            ==========


NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASE: During the first quarter of fiscal 1999, the Company entered into a sales-type lease with one of its customers which will result in payments over a multi-year period. The lease is for a term of five years and provides for the transfer of title to the lessee at the end of the lease term. The Company's net investment in this lease as of November 1, 1998 consists of:

Minimum lease payments receivable                                   $ 1,162,620
Less unearned income                                                   (235,533)
                                                                    -----------
Net investment in sales-type lease                                  $   927,087
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


NOTE 5 - CAPITAL STOCK: As of November 1, 1998, the Company purchased 842,803 shares of its common stock at a cost of $4,141,188 under the previously approved repurchase plans. There are 349,995 remaining shares authorized for purchase under the repurchase program.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     On July 1, 1999, the Company announced it had restated its quarterly earnings for the first three quarters of fiscal 1999 to adjust recognition of revenue and related costs and expenses in those periods. The restatement was due principally to modifications to the accounting treatment for sales financing arrangements which the Company entered into with customers during the first three quarters of fiscal 1999 and the reversal of certain dealer sales where products were ultimately returned to the Company due to cancellation of dealer orders by end users. The restatement resulted in a decrease in revenues from approximately $8,408,000, as previously reported, to approximately $8,134,000 for the three months ended November 1, 1998 and from approximately $16,080,000, as previously reported, to approximately $15,162,000 for the first six months of fiscal 1999. Net income for the three months ended November 1, 1998 decreased from approximately $743,000 or $0.09 per diluted share, as previously reported, to approximately $696,000 or $0.08 per diluted share for the same period as compared to net income of approximately $627,000 or $0.07 per diluted share for the second quarter of the prior fiscal year ended November 2, 1997. Net income for the first six months of fiscal 1999 decreased from approximately $1,356,000 or $0.15 per diluted share, as previously reported, to approximately $1,096,000 or $0.12 per diluted share as compared to net income of approximately $1,151,000 or $0.13 per diluted share for the first six months of fiscal 1998.

     Net sales for the second quarter of fiscal 1999 increased 8% to approximately $8,134,000 compared to net sales of approximately $7,506,000 for the second quarter of fiscal 1998. Net sales for the first six months of fiscal 1999 increased 2% to approximately $15,162,000 compared to net sales of approximately $14,872,000 for the corresponding period of the prior fiscal year. The increase for both periods was led by strong growth in domestic sales, which was substantially offset by decreases in international shipments and sales to original equipment manufacturers (OEM) compared to the corresponding periods of the prior fiscal year. Sales in the second half of fiscal 1999 are expected to continue to be led by domestic, through a strengthened sales organization.

     Cost of products sold as a percentage of net sales improved to 41% for the second quarter of fiscal 1999 as compared to 44% for the second quarter of fiscal 1998. Cost of products sold was 40% of net sales for the first six months of fiscal 1999 compared to 43% for the first six months of fiscal 1998. The improvement in cost of products sold for both periods was primarily related to increased domestic sales as a percentage of total sales and product mix. The Company continues to pursue product cost reductions.

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

     Selling, general and administrative ("S,G&A") expenses increased approximately $257,000 or 10% for the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998. Increased selling expenses, primarily dealer and employee sales commissions on the increased domestic sales volume, and increased outside professional services were primarily responsible for the overall increase in S,G&A expenses. S,G&A expenses increased approximately $514,000 or 10% for the first six months of fiscal 1999 as compared to the first six months of the prior fiscal year reflecting the Company's expanded domestic sales efforts. Increased selling expenses including dealer and employee commissions and outside professional services, and increased G&A expenses including salaries and related expenditures and outside professional services, were partially offset by reduced service overhead costs.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of approximately $14,570,000 at November 1, 1998 compared to approximately $18,603,000 at May 3, 1998. The decrease in working capital of approximately $4,033,000 was primarily attributable to an increase in bank debt resulting from the Company's repurchase of its common stock. As a result, the Company's current ratio decreased to 3.1 to 1 at November 1, 1998 compared to 5.8 to 1 at May 3, 1998.

     Cash provided from operations was approximately $277,000 for the six months ended November 1, 1998 compared to approximately $1,631,000 for the corresponding period of the prior fiscal year. The reduction of approximately $1,354,000 was primarily caused by a long-term sales financing arrangement entered into with a customer, an increase in inventory and decreases in accounts payable and accrued expenses which were partially offset by a decrease in accounts receivable.

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

     (a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held on September 1, 1998 at the Ramada Plaza Hotel in Meriden, Connecticut.

     (b)  Not applicable because:

          (i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934,


          (ii) There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement dated July 29, 1998, and


          (iii) Such nominees were elected.

     (c)  Matters voted upon at the Meeting were as follows:


                                                 Votes       Votes     Withheld/
                                                  For       Against     Abstain
                                                 -----      -------    ---------

          (i)  Election of two Class C
               directors of the Company for
               the next three years:


               Thomas M. Haythe                6,796,467                664,648
               William J. Lacourciere          6,792,917                668,198

          (ii) Ratification of the Board of    7,346,874     82,183      32,058
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

                                        NOVAMETRIX MEDICAL SYSTEMS INC.




Dated:    July 14, 1999                   /s/ WILLIAM J. LACOURCIERE
                                          -------------------------------------
                                          William J. Lacourciere
                                          Chairman of the Board,
                                          President and Chief Executive Officer


Dated:    July 14, 1999                   /s/ JEFFERY A. BAIRD
                                          -------------------------------------
                                          Jeffery A. Baird
                                          Chief Financial Officer and
                                          Principal Accounting Officer

                                INDEX TO EXHIBITS

                                                                            PAGE
27   Financial Data Schedule                                                 19