Form 10-Q/A
period 1999-01-31
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1999-07-14
CIK 310450

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

                                  Page 1 of 24
                          Index to Exhibits at Page 18

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                      INDEX


                                                                              PAGE
I. INTRODUCTION                                                                 3


PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         Condensed Consolidated Statements of Income -
           Three months ended January 31, 1999 and February 1, 1998             4
           Nine months ended January 31, 1999 and February 1, 1998              5

         Condensed Consolidated Balance Sheets -
           January 31, 1999 and May 3, 1998                                     6

         Condensed Consolidated Statements of Cash Flows -
           Nine months ended January 31, 1999 and February 1, 1998              8

         Notes to Condensed Consolidated Financial Statements -
           January 31, 1999                                                     9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                12



PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      16


SIGNATURES                                                                     17

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

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   RESTATED
                                               THREE MONTHS ENDED    THREE MONTHS ENDED
                                                JANUARY 31, 1999      FEBRUARY 1, 1998
                                                ----------------      ----------------
Net sales                                          $8,087,894            $7,378,240

Costs and expenses:
  Cost of products sold                             3,638,138             3,307,401
  Research and product development                  1,058,077               884,429
  Selling, general and administrative               3,243,319             2,433,411
  Interest expense                                     97,437                 5,267
  Other expense                                        11,025                 4,737
                                                   ----------            ----------
                                                    8,047,996             6,635,245

                                                   ----------            ----------
INCOME BEFORE INCOME TAXES                             39,898               742,995

Income tax provision                                   11,200               208,000
                                                   ----------            ----------
NET INCOME                                         $   28,698            $  534,995
                                                   ==========            ==========



Per common share amounts:


Basic                                              $     0.00            $     0.06
                                                   ==========            ==========


Diluted                                            $     0.00            $     0.06
                                                   ==========            ==========


Weighted average common shares outstanding:


Basic                                               8,028,342             8,650,811


Diluted                                             8,406,268             9,336,310

See notes to condensed consolidated financial statements (unaudited).

                       NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    RESTATED
                                                NINE MONTHS ENDED      NINE MONTHS ENDED
                                                 JANUARY 31, 1999       FEBRUARY 1, 1998
                                                 ----------------       ----------------
Net sales                                          $23,249,841             $22,250,661

Costs and expenses:
  Cost of products sold                              9,702,676               9,700,283
  Research and product development                   3,036,994               2,595,742
  Selling, general and administrative                8,791,510               7,467,567
  Interest expense                                     122,514                 109,599
  Other expense                                         34,492                  36,829
                                                   -----------             -----------
                                                    21,688,186              19,910,020

                                                   -----------             -----------
INCOME BEFORE INCOME TAXES                           1,561,655               2,340,641

Income tax provision                                   437,300                 655,000

                                                   -----------             -----------
NET INCOME                                         $ 1,124,355             $ 1,685,641
                                                   ===========             ===========



Per common share amounts:


Basic                                              $      0.13             $      0.21
                                                   ===========             ===========


Diluted                                            $      0.13             $      0.18
                                                   ===========             ===========

Weighted average common shares outstanding:


Basic                                                8,415,739               7,928,820


Diluted                                              8,768,575               9,377,118

See notes to condensed consolidated financial statements (unaudited).

                       NOVAMETRIX MEDICAL SYSTEMS INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                   RESTATED
ASSETS                                         JANUARY 31, 1999            MAY 3, 1998
------                                         ----------------            -----------
CURRENT ASSETS

  Cash and cash equivalents                       $    222,995             $  1,783,596
  Accounts receivable, less
      allowance for losses of $250,000               9,779,488                9,712,814

  Net investment in sales-type lease                   229,225

  Notes receivable                                      98,567

  Inventories:
      Finished products                              3,621,927                3,067,625
      Work in process                                1,586,874                1,777,028
      Materials                                      3,982,105                3,028,281
                                                  ------------             ------------
                                                     9,190,906                7,872,934

  Deferred income taxes, net                         2,414,000                2,414,000
  Prepaid  expenses                                  1,035,861                  697,880
                                                  ------------             ------------
  TOTAL CURRENT ASSETS                              22,971,042               22,481,224

Net investment in sales-type lease                     705,265
Notes receivable                                     1,401,760

Equipment                                           10,171,343                8,627,726
      Accumulated depreciation                      (6,572,130)              (6,031,517)
                                                  ------------             ------------
                                                     3,599,213                2,596,209

License, technology, patents and other               8,176,255                7,521,371
      Accumulated amortization                      (3,860,878)              (3,566,574)
                                                  ------------             ------------
                                                     4,315,377                3,954,797

Deferred income taxes, net                           1,627,366                1,969,666
                                                  ------------             ------------
                                                  $ 34,620,023             $ 31,001,896
                                                  ============             ============


See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                                                RESTATED
LIABILITIES AND SHAREHOLDERS' EQUITY                        JANUARY 31, 1999            MAY 3, 1998
------------------------------------                          ------------             ------------
CURRENT LIABILITIES

  Accounts payable                                            $  2,050,648             $  1,883,234
  Accrued expenses                                               2,034,468                1,961,441
  Notes payable to bank, current portion                         3,817,000
  Capital lease obligation, current portion                         36,307                   33,901

                                                              ------------             ------------
   TOTAL CURRENT LIABILITIES                                     7,938,423                3,878,576


Capital lease obligation, less current portion                      60,419                   90,881
Notes payable to bank, less current portion                      2,450,000

SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized
        20,000,000 shares, issued  9,220,915 at
        January 31, 1999 and 9,174,355 at
        May 3, 1998, including Treasury shares                      92,209                   91,744

  Additional paid-in capital                                    34,909,754               34,754,643

  Retained-earnings deficit                                     (4,202,555)              (5,326,910)

  Treasury stock - 1,181,255 shares at January 31,
  1999 and 338,452 shares at May 3, 1998                        (6,628,227)              (2,487,038)
                                                              ------------             ------------
                                                                24,171,181               27,032,439

                                                              ------------             ------------

                                                              $ 34,620,023             $ 31,001,896
                                                              ============             ============


See notes to condensed consolidated financial statements (unaudited) .

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   RESTATED
                                                               NINE MONTHS ENDED       NINE MONTHS ENDED
                                                               JANUARY 31, 1999        FEBRUARY 1, 1998
                                                                  -----------             -----------
OPERATING ACTIVITIES
 Net income                                                       $ 1,124,355             $ 1,685,641
 Adjustments to reconcile net income
  to net cash (used) provided by operating activities:

Depreciation                                                          540,613                 441,913
    Amortization                                                      357,880                 398,690
    Deferred income taxes                                             342,300                 607,000
    Net investment in sales-type lease                               (934,490)
    Changes in operating assets and liabilities:
          Accounts and notes receivable                            (1,567,001)                577,802
          Inventories                                              (1,317,972)               (621,353)
          Prepaid expenses                                           (337,981)               (100,389)
          Accounts payable                                            167,414                (537,588)
          Accrued expenses                                             73,027              (1,124,866)
 NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES
                                                                  -----------             -----------
                                                                   (1,551,855)              1,326,850

INVESTING ACTIVITIES
 Purchases of equipment                                            (1,543,617)               (646,546)
 Purchases of licenses, technology, patents and other                (718,460)               (408,927)
                                                                  -----------             -----------
NET CASH USED BY INVESTING ACTIVITIES                              (2,262,077)             (1,055,473)

FINANCING ACTIVITIES
 Proceeds from notes payable                                        6,267,000
 Principal payments on borrowings                                     (28,056)             (3,626,285)
 Dividends on Preferred Stock                                         (15,000)
 Net proceeds from sales of Common Stock                              155,576               4,580,970
 Purchase of Treasury Stock                                        (4,141,189)

NET CASH PROVIDED BY FINANCING                                     -----------             -----------
    ACTIVITIES                                                      2,253,331                 939,685

(DECREASE) INCREASE IN CASH                                        -----------             -----------
   AND CASH EQUIVALENTS                                            (1,560,601)              1,211,062

Cash and cash equivalents at beginning of period                    1,783,596                 236,808
                                                                  -----------             -----------
Cash and cash equivalents at end of period                        $   222,995             $ 1,447,870
                                                                  ===========             ===========


See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                JANUARY 31, 1999



NOTE 1 -- BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending May 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 3, 1998.

     On July 1, 1999, the Company announced that it had restated its quarterly earnings for the first three quarters of fiscal 1999 to adjust recognition of revenue and related costs and expenses in those periods. The restatement was principally due to modifications to the accounting treatment for sales financing arrangements which the Company entered into with customers during the first three quarters of fiscal 1999 and the reversal of certain dealer sales where products were ultimately returned to the Company due to cancellation of dealer orders by end users. The restatement resulted in a decrease in revenues from approximately $8,408,000, as previously reported, to approximately $8,088,000 for the three months ended January 31, 1999. Net income decreased from approximately $337,000 or $0.04 per diluted share, as previously reported, to approximately $29,000 or $0.00 per diluted share for the same period. For the nine months ended January 31, 1999, revenues decreased from approximately $24,686,000, as previously reported, to approximately $23,250,000. Net income for the same period decreased from approximately $1,693,000 or $0.19 per diluted share, as previously reported, to approximately $1,124,000 or $0.13 per diluted share.


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

     The following table sets forth the calculation of basic and diluted earnings per share for the quarter and nine months ended January 31, 1999 and February 1, 1998:

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                  (CONTINUED)

                                                              THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                       01-31-99              02-01-98              01-31-99              02-01-98
                                                      ----------            ----------            ----------            ----------
NUMERATOR
Net Income                                            $   28,698            $  534,995            $1,124,355            $1,685,641
Preferred Stock dividends                                                                                                   15,000
                                                      ----------            ----------            ----------            ----------
Numerator for basic earnings per share                    28,698               534,995             1,124,355             1,670,641

Effect of dilutive securities:
  Preferred Stock dividends                                                                                                 15,000
                                                      ----------            ----------            ----------            ----------
Numerator for diluted earnings per share              $   28,698            $  534,995            $1,124,355            $1,685,641
                                                      ==========            ==========            ==========            ==========

DENOMINATOR
Denominator for basic earnings per share:
Weighted average shares outstanding                    8,028,342             8,650,811             8,415,739             7,928,820

Effect of dilutive securities:
  Employee stock options and warrants                    377,926               685,499               352,836             1,207,028
  Convertible Preferred Stock                                                                                              241,270
                                                      ----------            ----------            ----------            ----------
Dilutive potential common shares                         377,926               685,499               352,836             1,448,298
                                                      ----------            ----------            ----------            ----------
Denominator for diluted earnings per share             8,406,268             9,336,310             8,768,575             9,377,118
                                                      ==========            ==========            ==========            ==========

Basic earnings per share                              $     0.00            $     0.06            $     0.13            $     0.21
                                                      ==========            ==========            ==========            ==========

Diluted earnings per share                            $      .00            $     0.06            $     0.13            $     0.18
                                                      ==========            ==========            ==========            ==========


NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASE: During the first quarter of fiscal 1999, the Company entered into a sales-type lease with a customer which will result in payments over a multi-year period. The lease is for a term of five years and provides for the transfer of title to the lessee at the end of the lease term. The Company's net investment in this lease at January 31, 1999 consists of:

Minimum lease payments receivable              $  1,162,620
Less unearned income                                (28,130)
                                               ------------
Net investment in sales-type lease             $    934,490
                                               ============

NOTE 4 - NOTES RECEIVABLE: During the third quarter ended January 31, 1999, the Company exchanged equipment for long-term non-interest bearing notes receivable, generally payable over a period of eight years. Interest has been imputed on the notes based upon the Company's estimated incremental borrowing rate.

     Face amount of the notes             $  1,572,257
     Less unearned income                     (307,217)
                                          ------------
                                          $  1,265,040
                                          ============

    The Company has also recorded other interest bearing notes totaling $87,187 as of January 31, 1999.

    During the third quarter ended January 31, 1999, the Company made loans in the aggregate amount of $148,100 under the Novametrix Medical Systems Inc. Director and Senior Officer Stock Retention Plan. The loans bear interest at a fixed rate equal to the Applicable Federal Rate under Section 1274(d) of the Internal Revenue Code of 1986, as amended. The loans provide for payments of interest on a quarterly basis, in arrears, until the third anniversary of the loans at which time the principal is payable.


NOTE 5 - DEBT: The Company maintains a revolving credit agreement with its lender which provides for borrowing to a maximum of $5,000,000, expires August 31, 2000, and bears interest at the London Interbank Offered Rate ("LIBOR") plus
 .98% (totaling 5.94% at February 26, 1999). During the third quarter ended January 31, 1999, the Company entered into a five-year $3,000,000 term loan with its lender. The term loan is payable in monthly installments of $50,000 plus interest at 6.77% under an interest rate swap agreement with its lender. The Company utilizes the interest rate swap to manage its interest rate risk on its variable rate term loan. Under the agreement, the Company is required to make fixed rate payments and in return receives payments from its lender at variable rates. The risk of loss to the Company in the event of non-performance by its lender, a major financial institution, is not significant. The Company is required under both loan agreements to maintain certain financial ratios, minimum working capital and net worth, has pledged its assets as collateral, and is limited among other things, on the purchase of its capital stock and new borrowings.


NOTE 6 - CAPITAL STOCK: As of January 31, 1999, the Company had purchased 842,803 shares of its common stock at a cost of $4,141,189 under the previously approved repurchase plans. There are 349,995 remaining shares authorized for purchase under the repurchase program.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     On July 1, 1999, the Company announced that it had restated its quarterly earnings for the first three quarters of fiscal 1999 to adjust recognition of revenue and related costs and expenses in those periods. The restatement was due principally to modifications to the accounting treatment for sales financing arrangements which the Company entered into with customers during the first three quarters of fiscal 1999 and the reversal of certain dealer sales where products were ultimately returned to the Company due to cancellation of dealer orders by end users. The restatement resulted in a decrease in revenues from approximately $8,606,000, as previously reported, to approximately $8,088,000 for the three months ended January 31, 1999 and from approximately $24,686,000, as previously reported, to approximately $23,250,000 for the first nine months of fiscal 1999. Net income for the three months ended November 1, 1998 decreased from approximately $337,000 or $0.04 per diluted share, as previously reported, to approximately $29,000 or $0.00 per diluted share for the same period as compared to net income of approximately $535,000 or $0.06 per diluted share for the third quarter of the prior fiscal year ended February 1, 1998. Net income for the first nine months of fiscal 1999 decreased from approximately $1,693,000 or $0.19 per diluted share, as previously reported, to approximately $1,124,000 or $0.13 per diluted share as compared to net income of approximately $1,686,000 or $0.18 per diluted share for the first nine months of fiscal 1998.

     Net sales for the third quarter of fiscal 1999 increased 10% to approximately $8,088,000 compared to net sales of approximately $7,378,000 for the third quarter of fiscal 1998. The increase was led by continued strong growth in domestic sales which was partially offset by a decline in international shipments. Net sales for the first nine months of fiscal 1999 increased 4% to approximately $23,250,000 compared to net sales of approximately $22,251,000 for the corresponding period of the prior fiscal year. The improvement in sales was led by strong growth in domestic sales, partially offset by decreases in international shipments and OEM sales.

     Cost of products sold as a percentage of net sales was 45% for both the third quarter of fiscal 1999 and fiscal 1998. Cost of products sold was 42% of net sales for the first nine months of fiscal 1999 compared to 44% for the first nine months of fiscal 1998. The improvement in cost of products sold for the nine months ended January 31, 1999 was primarily related to increased domestic sales as a percentage of total sales and product mix. The Company is continuing to pursue product cost reductions.

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

     Selling, general and administrative ("S,G&A") expenses increased approximately $810,000 for the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. Increased sales and marketing expenses including higher levels of salaries and related fringe benefits on increased personnel, increased dealer and employee sales commissions on the expanded domestic sales volume, and increased outside professional services, accounted for the majority of the increase in S,G&A expense. G&A expenses also increased for the third quarter of fiscal 1999 compared to the third quarter of the prior fiscal year primarily as a result of increased salaries and related fringe benefits and outside professional services. S,G&A expenses increased approximately $1,324,000 for the first nine months of fiscal 1999 as compared to the first nine months of the prior fiscal year. Increased sales and marketing expenses were primarily responsible for the overall increase in S,G&A expenses including dealer and employee sales commissions on the expanded domestic sales efforts, salaries and related fringe benefits on increased personnel, and outside professional services. Increased G&A expenses including salaries and related fringe benefits and increased outside professional services also contributed to the increase in S,G&A expenses.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of approximately $15,033,000 at January 31, 1999 compared to approximately $18,603,000 at May 3, 1998. The decrease in working capital of approximately $3,570,000 was primarily attributable to an increase in bank debt resulting from the Company's repurchase of its common stock for $4,141,189. This resulted in a current ratio of 2.9 to 1 at January 31, 1999 compared to 5.8 to 1 at May 3, 1998.

     Approximately $1,552,000 of cash was used by operations for the nine months ended January 31, 1999 compared to approximately $1,327,000 of cash provided by operations for the corresponding period of the prior fiscal year. The reduction in cash provided from operations of approximately $2,879,000 compared to the first nine months of fiscal 1998 was primarily attributable to a significant sales financing agreement entered into during the first quarter, increases in accounts and notes receivable, prepaid expenses and inventory, and a reduction in net income which was partially offset by increases in accounts payable and accrued expenses.

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

                          PART II - OTHER INFORMATION


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


                                  NOVAMETRIX MEDICAL SYSTEMS INC.

Dated:   July 14,  1999                /s/ WILLIAM J. LACOURCIERE
         --------------                -------------------------
                                         William J. Lacourciere
                                         Chairman of the Board,
                                         President and Chief Executive Officer

Dated:   July 14, 1999                 /s/ JEFFERY A. BAIRD
         --------------                -------------------------
                                         Jeffery A. Baird
                                         Chief Financial Officer and
                                         Principal Accounting Officer

                                INDEX TO EXHIBITS

                                                                             PAGE
10(ll) Form of Promissory Note under the Novametrix Medical Systems Inc.
      Director and Senior Officer Stock Retention Program                     19

27    Financial Data Schedule                                                 24