Form 10-K
period 1999-05-02
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1999-07-30
CIK 310450

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

For the fiscal year ended May 2, 1999
                                          OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

For the transition period from __________ to _____________

                            Commission file number 20-8969


                        NOVAMETRIX MEDICAL SYSTEMS INC.
     ----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                      06-0977422
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


5 Technology Drive
Wallingford, Connecticut                                          06492
-------------------------------------------                       -----
(Address of Principal Executive Offices)                        (Zip Code)

(203) 265-7701
----------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:


                                                   Name of each exchange
        Title of each class                         on which registered
        -------------------                        --------------------
               None                                       None

Securities registered under Section 12(g) of the Exchange Act:

        Common Stock,
        $.01 par value                             Class B Warrants
        --------------                             ----------------
        (Title of class)                           (Title of class)



                               Page 1 of 131 pages
                           Exhibit Index at page E-1.

        Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      ----     ----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

        Aggregate market value as of July 1, 1999.......       $31,557,579

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Common Stock, $.01 par value, as of July 1, 1999 .....  7,946,346 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the documents incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

        Proxy Statement to be dated on or about August 27,  1999 -- Part III

ITEM 1.        BUSINESS.

GENERAL

        Organized in 1978, Novametrix Medical Systems Inc. (the "Company") is engaged in the business of designing, developing, manufacturing and marketing monitors and sensors which provide continuous and non-invasive measurements of a patient's blood gas levels, cardiac output parameters and respiratory mechanics. The Company's current product line consists of the following:

        - Capnographs -- monitors which measure the level of exhaled carbon dioxide.

        - Pulse Oximeters -- monitors which measure arterial blood oxygen saturation levels and pulse rates.

        - Volumetric CO(2) Monitors - devices which utilize the integration of CO(2) and airway flow to provide significant new parameters such as airway deadspace and CO(2) elimination.

        - Non-Invasive Cardiac Output Monitor -- a monitor which measures cardiac output through the breath.

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

        Levels of oxygen and carbon dioxide ("CO(2)") in the blood are important indicators of the condition of critically ill or injured patients. These levels are particularly important to doctors, nurses, therapists and other clinicians during anesthesia in the operating room, the assessment of a patient in the emergency room, the monitoring of a patient in the intensive care unit and recovery room and throughout respiratory care applications. Healthy people have a normal range of oxygen and CO(2) levels in their blood, lungs and other tissue. Previously, the only methods of determining the body's oxygen and CO(2) levels involved invasive techniques of withdrawing blood samples from a patient's artery and waiting for laboratory analysis of the samples. The Company's products offer healthcare providers the alternative of non-invasive, continuous and immediate measurement of oxygen and CO(2). The Company's blood gas monitoring products utilize three different technologies, each of which is suitable for different applications.

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

        CAPNOGRAPH MONITORS. The Company's capnographs (or end-tidal CO(2) monitors) provide a continuous, non-invasive measurement and display of the amount of CO(2) in each breath exhaled by the patient. Clinically, end-tidal CO(2) levels have been correlated to a patient's arterial blood CO(2) levels. Measurement of these levels provides a simple, non-invasive method of estimating the CO(2) levels of the patient. Applications for capnographs include (i) intubation verification - the verification of the introduction of an airway tube into the trachea (air tube) rather than the esophagus (food tube) and the verification of an open and unobstructed airway; (ii) extubation detection - the disclosure of the accidental dislodging from the trachea of an airway tube;
(iii) ventilation management through the disclosure of ventilator malfunctions and the proper adjustment of mechanical ventilation to match a patient's condition and needs; and (iv) verification of the effectiveness of cardio-pulmonary resuscitation (CPR).

        The Company's capnographs utilize a form of infrared spectrometry (a method of analyzing gas content by measuring the amount of infrared energy absorbed) developed by the Company to measure levels of expired CO(2) throughout the patient's respiratory cycle. These monitors provide both a graphical and digital display of CO(2) levels and respiratory rate. The reliability and accuracy of capnography have made its use a rapid indicator of proper and continuous intubation, obstructions in the airway and pulmonary efficiency in eliminating CO(2). In addition, end-tidal CO(2) and respiratory rate measurements facilitate proper and cost-efficient ventilator use. In recognition of its accurate measurement of clinically significant facts, as well as the added degree of safety that it affords patients, capnography has been recommended for use in the operating room by the American Society of Anesthesiologists and in the intensive care unit by the Society of Critical Care Medicine.

        The Company's TIDAL WAVE(TM) monitor (measuring 8" high, 3" wide and 1 1/2" deep and battery operated) is the first hand-held mainstream CO(2) monitor with a graphical waveform on the market. Applications for this monitor include areas outside the traditional bedside setting such as emergency medical services where a smaller, portable monitor is required. During fiscal 1999, the Company introduced the TIDAL WAVE Sp, a hand-held monitor which offers the customer both capnography and pulse oximetry. The Company also has two bedside capnographs: the CAPNOGARD(R), and the CO(2)SMO(R), a combined capnograph and pulse oximeter. These "mainstream" (on the airway) capnographs are designed to take measurements at the patient's airway through infrared measurements as compared to "sidestream" measurements of exhaled breath which involve the drawing of samples through tubes connected to bedside monitors and which are susceptible to moisture and other secretion contaminants. All models utilize a durable and solid-state sensor developed by the Company. The TIDAL

WAVE and TIDAL WAVE Sp have a list sales price of approximately $2,800 and $3,800, respectively, depending on configuration, the CAPNOGARD has a list sales price of approximately $6,000 and the CO(2)SMO has a list sales price of approximately $8,000.

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

        This family of pulse oximeters also includes new battery operated hand-held pulse oximeters, the Models 512 and 513. The monitors measure approximately 4" high, 2" wide and 1" deep and weigh less than 1 pound. The lightweight design and portability of these monitors permit wide applications throughout the hospital, as well as in non-hospital locations including doctors' offices, clinics and homecare.

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

        The OXYPLETH has a list sales price of approximately $3,000. The Models 515B, 515C, 512 and 513 have list sales prices of approximately $2,000, $2,200, $1,000 and $1,000, respectively.

        VOLUMETRIC CO(2) MONITORS. The Company's CO(2)SMO Plus!(TM) is the first monitor to integrate airway flow measurements with capnography (and pulse oximetry) in one small package for continuous bedside monitoring of mechanically ventilated patients. The CO(2)SMO Plus! provides continuous, non-invasive measurements of flow, pressure and volume in a patient's airway, as well as measurements of other pulmonary mechanics including CO(2) elimination and arterial oxygenation. Applications for this monitor include the clinical management of proper pressure and flow of airway gases being delivered to a mechanically ventilated patient's lungs, allowing therapists to wean a patient from costly mechanical ventilation to spontaneous breathing at the clinically appropriate time. The addition of the first combined mainstream CO(2) adapter/flow sensor provides continuous measurements of pulmonary deadspace (the portion of the patient's lungs that does not participate in gas exchange) and CO(2) elimination (the volume of CO(2) exhaled by the patient), two parameters never before available continuously at the bedside. The use of these parameters, and the impact of each parameter on patient ventilation, provides the clinician with important feedback to optimize the patient's care. Thus the use of the CO(2)SMO Plus! enhances patient care by minimizing the trauma, length of stay and costs associated with mechanical ventilation. The CO(2)SMO Plus! has a list price of approximately $11,000.

        NON-INVASIVE CARDIAC OUTPUT (NICO(TM)) MONITOR. The Company's newest monitor, NICO, is the first device to non-invasively measure cardiac output (the work performed by the heart) using the indirect Fick partial rebreathing technique. NICO offers several advances including "hands off" automatic continuous operation, completely non-invasive techniques and easy to use functionality. Although cardiac output is the best indicator of heart function, it has not been routinely monitored in patients undergoing general surgery because available techniques were too invasive (risky), costly or technically difficult.

        The original Fick method, which requires invasive measurements and labor-intensive manual tasks, is a well-accepted standard reference technique used to evaluate all other means of determining cardiac output. Until now, the Fick method has been too difficult to use in most clinical practice circumstances such as surgical operating rooms and intensive care units. NICO uses the Fick principle applied to CO(2) produced by the body and eliminated through gas exchange in the lungs.

        NICO provides a continuous display of cardiovascular monitoring variables including cardiac output, stroke volume, cardiac index and heart rate. In addition, NICO provides real time displays of other physiologic variables including CO(2) elimination, end tidal CO(2), respiration, oxygen saturation, heart rate and respiratory mechanics parameters based on measurements of capnography, airway flow and pulse oximetry.

        Clinical applications of this new device include monitoring patients during surgery (in the operating room), in the emergency room and in the intensive care unit. It provides a needed alternative to the conventional invasive procedure for monitoring cardiac output, (thermodilution), which requires insertion of a catheter through the heart and into the pulmonary artery
(PA). Patient safety can be enhanced by eliminating the documented hazards of PA catheters which include infection, embolism and heart or lung tissue damage. By eliminating the costs, risks and complications associated with the use of PA catheters, NICO is dramatically simpler and less costly to utilize. Further, since NICO is non-invasive and easy to operate, the use of this technology may be expanded to other applications where it was previously deemed too risky or costly.

        The NICO system and rebreathing sensor are covered by numerous patents and patents pending. The NICO monitor has a list price of approximately $12,000.

        TRANSCUTANEOUS BLOOD GAS MONITORS. The Company's transcutaneous (through the skin) blood gas monitor provides continuous and non-invasive measurements of oxygen and CO(2) levels in the skin tissue of patients. This monitor utilizes dual parameter sensors attached to the patient's skin surface to measure the amount of oxygen and CO(2) diffusing through the skin. Based upon the magnitude of the diffusion of the blood gas molecules, the monitor converts the sensor readings into a value corresponding to the oxygen or CO(2) at the patient's skin surface and displays the information on the monitor. Premature and other critically ill newborn infants are the primary patients who benefit from the use of transcutaneous monitoring. In view of their limited blood supply, frequent invasive blood sampling has been recognized as traumatic and unsatisfactory for these patients.

        The TCO(2)M(R) Model 860 is a lightweight, portable unit with a simple menu system which guides the user through set-up and operation. The TCO(2)M is the first monitor of its kind to provide on-screen graphical trending information allowing patient data to be reviewed directly at the bedside. TCO(2)M accepts combination or single oxygen and CO(2) sensors for optimum versatility and has a list sales price of approximately $6,500 to $8,500 depending on configuration.

        RESPIRATORY MECHANICS MONITORS. Respiratory mechanics monitors provide continuous information on a patient's ventilatory status to help prevent Barotrauma (lung rupture) and other complications associated with mechanical ventilation.

        Vent[check](TM) (Ventcheck), a hand-held respiratory mechanics monitor, measures flow, pressure and volume at the airway and graphically displays flow and pressure waveforms and loops, breath by breath. Measuring 8" high, 3" wide and 1 1/(2)" deep and battery operated, this monitor is designed for spot checking mechanically ventilated patients and, when used during transport, provides an additional level of safety for the patient. Respiratory therapy and critical care departments with patients requiring mechanical ventilation represent the primary users of the Vent[check].

        The Company's VenTrak(R) Model 1550 respiratory mechanics monitor also provides pressure, flow and volume in a patient's airway, both continuously and non-invasively. In addition, the VenTrak can be combined with the Company's capnography technology for enhanced monitoring of mechanical ventilation effectiveness and patient respiratory capabilities.

        The Vent[check] has a list sales price of approximately $2,000 and the VenTrak has a list sales price of approximately $9,000 to $13,000 depending upon its configuration.

        The Company also maintains the exclusive rights to patented technology for the commercial manufacture and marketing of a family of disposable airway sensors and a combined CO(2)/flow adapter.

SALES, MARKETING AND CUSTOMERS

          The Company markets its products domestically and internationally through salespersons and outside distributors to its customers, most of which are hospitals. All of the Company's blood gas and respiratory mechanics products are marketed primarily to hospitals for use in operating rooms, emergency rooms, intensive care units, respiratory therapy departments, transport situations and in other departments where critically ill or injured patients require monitoring. The Company is expanding its marketing efforts to physician groups, nursing homes, surgical centers, outpatient clinics, other healthcare facilities and the homecare market through the use of private label agreements and specialty distributors experienced in these marketplaces.

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

        The Company employs a 26-person direct United States sales force and also utilizes two outside distributors throughout the United States to sell its products. Typically, these distributors sell other medical instruments and products, but do not sell products which compete directly with those offered by the Company. In addition, the

Company utilizes manufacturer's representatives to support sales of its products in the non-hospital markets.

        Internationally, the Company currently employs four sales and marketing managers and has approximately 85 outside international distributors. The Company markets its products in over 75 countries. The Company's international net sales of products and services constituted 37%, 41% and 41% of total net sales during fiscal 1999, 1998 and 1997, respectively. The Company is engaged in continuing efforts to improve and expand the international distribution of its products and expects international sales to continue to constitute a significant portion of total net sales.

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

        The Company's international sales are denominated in U.S. dollars, which may be affected by exchange rate fluctuations. The Company believes that fluctuations in the strength of the U.S. dollar have had a minimal impact on its international sales during prior fiscal years. However, economic uncertainties and currency devaluations against the U.S. dollar in the Pacific Rim region during the latter part of fiscal 1998 and into fiscal 1999 negatively affected the Company's sales. The Company is continuing its efforts to maximize business opportunities in that region as it monitors economic events.

        No customer accounted for more than 10% of the Company's net sales in fiscal 1999, 1998 or 1997.

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

        The Company's research and development activities presently are, and during the foreseeable future are expected to be, devoted primarily to the development and enhancement of the Company's existing products and technologies and to the design and development of new products. For fiscal 1999, 1998 and 1997, the Company incurred research and development costs aggregating approximately $10,784,000, of which approximately $3,958,000 was attributable to fiscal 1999, $3,522,000 was attributable to fiscal 1998 and $3,304,000 was attributable to fiscal 1997. All of the Company's research and development activities are sponsored by the Company.

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

        The Company provides maintenance service for its products through service technicians who are employees of the Company and, to a lesser extent, through independent service representatives. The Company's products utilize modular components which have been designed for maximum maintenance accessibility and ease of removal for repair or replacement. The Company generally warrants its products against defects in material and workmanship, including parts and labor, for up to one year. The costs related thereto are recognized as incurred and are not material to the Company's financial statements. The Company also enters into multi-year sales agreements under which the estimated repair costs are provided for at the time of sale. The Company also offers extended warranty programs that may be purchased by its customers.

BACKLOG

        Except for orders pursuant to long-term OEM agreements, the Company ships its products on a current basis and substantially all of the product backlog at May 2, 1999 is expected to be shipped within its normal operating cycle. As such, the Company does not consider its backlog to be a meaningful indicator of future sales.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

        The Company holds 29 U.S. patents and has pending applications for 22 additional U.S. patents. The Company's patents primarily cover its capnography and respiratory flow technologies which the Company believes provide it with a competitive advantage in the marketplace. Although the Company holds patents and has patents pending related to certain of the Company's products, the Company does not believe that its business as a whole is or will be materially dependent upon patent protection of these products. However, the Company will continue to seek patents as it deems advisable to protect its research and development and the market for its products.

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

        The Company is the owner of approximately 28 trademarks in the United States including, but not limited to, Novametrix(R), CAPNOGARD(R), CAPNOSTAT(R), CO(2)SMO(R), CO(2)SMO Plus!(TM), NICO(TM), Y-Sensor(TM), SPO(2)T[check], OXYPLETH(R), SuperBright(TM), VenTrak(R), PNEUMOGARD(R), TIDAL WAVE(TM), TCO(2)M(R) and Vent[check](TM).

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

        While the Company's line of monitoring products is generally available from several of its competitors, the Company believes that its monitors provide advantages over currently available competing products in terms of accuracy, reliability and versatility. Additionally, the Company feels that what it believes to be the technological superiority in size, performance and durability of its products provides it with a competitive advantage.

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

        Changes within the United States healthcare market continue at a rapid pace. The move toward managed care, and the growing influence of managed care networks, hospital group purchasing organizations ("GPOs"), integrated delivery networks ("IDNs") and hospital cooperatives, have had a major impact on the healthcare industry by accelerating trends toward shorter hospital stays, the use of outpatient facilities rather than hospitalization and by lowering annual cost increases for healthcare spending. Today, hospitals in general have expanded their efforts toward reducing operating costs and improving cost controls as well as managing the purchase price of goods and services. Additional cost saving changes, consolidation and restructuring could further influence decision-making by hospitals, clinics and other healthcare providers, which form the Company's customer base. These possible changes could potentially reduce or delay capital expenditures by these providers, and could change the users and markets for the Company's products. However, the acute care portion of a hospital (including the operating room and intensive care unit) which is a significant market for the Company's products should not be greatly affected by the trend toward the use of outpatient facilities as such outpatient facilities generally care for patients who are not critically ill. In addition, the trend toward managed competition may improve sales of certain of the Company's non-disposable products which provide substantial cost savings compared to similar disposable products sold by its competitors, and may also improve sales of other Company products that improve patient throughput and thereby result in shorter hospital stays.

        Although the trend toward managed competition may have a positive impact on the Company's business by providing increased coverage for medical procedures utilizing the Company's products, thereby increasing demand for the Company's products, it is not possible at this time to predict what, if any, further changes in healthcare will occur.

EMPLOYEES

        As of May 2, 1999, the Company had a total of 214 full-time employees, consisting of 94 production personnel, 40 research and development personnel, 63 sales, marketing and service personnel and 17 administrative, managerial and financial personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

ITEM 2.        PROPERTIES.

        The Company's main plant and executive offices are located at 5 Technology Drive, Wallingford, Connecticut where it occupies approximately 53,000 square feet of office and manufacturing space under a twelve year lease expiring in August 2008. The lease provides for minimum annual lease payments of $408,425, and contains one five-year renewal option and a purchase option upon the commencement of the sixth year of the lease. The lease requires the Company to pay for property taxes, insurance and repairs related to the facility.

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

                                                                        16
                                        PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

        The Company's common stock, $.01 par value (the "Common Stock"), trades on The Nasdaq Stock Market(R) under the symbol "NMTX". The following table sets forth the range of high and low sales prices per share for the Common Stock for each of fiscal 1999 and 1998.

                                         High Sale                Low Sale
                                         ---------                --------
FISCAL 1999
   First Quarter....................        $8 7/16                   $6 1/8
   Second Quarter...................         6 1/2                     3 13/16
   Third Quarter....................         7 1/4                     4 7/8
   Fourth Quarter...................         6 5/16                    3 1/8

FISCAL 1998
   First Quarter....................        $9  1/2                   $5  1/8
   Second Quarter...................        11  1/16                   7  1/8
   Third Quarter....................         8  1/4                    6
   Fourth Quarter...................         9                         5  3/4

        On July 23, 1999, the last sale price of the Common Stock as reported on The Nasdaq Stock Market(R) was $5.00.

        As of July 1, 1999, there were approximately 765 record holders of the Common Stock. No dividends have been declared on the Common Stock since the Company was organized. In addition, loan agreements to which the Company is a party contain, among other provisions, various covenants restricting the Company's ability to pay cash dividends to holders of the Common Stock.

        In addition, the Company has Class B Warrants that trade on The Nasdaq Stock Market(R) under the symbol "NMTXZ". The Warrants are each exercisable into one share of Common Stock at an exercise price of $5.85 and are scheduled to expire on December 8, 1999. The Warrants are callable by the Company under specified circumstances.

ITEM 6.        SELECTED FINANCIAL DATA.

        The following table sets forth selected financial and operating data of the Company as of the end of each fiscal year and for each of the years in the five-year period ended May 2, 1999.

                                     May 2,         May 3        April 27,       April 28,       April 30,
FOR YEAR ENDED                      1999 (1)       1998(1)        1997(1)          1996            1995
                                    --------       -------        -------          ----            ----
Net Sales                         $32,864,673    $31,561,144    $28,253,750     $25,260,180     $24,032,101
Income Before Income Taxes
  and Non-recurring Expenses        2,870,367      3,951,598      3,073,469       2,136,795       1,644,367
Net Income(2)(3)                    2,066,667      2,903,598      4,923,559       3,116,795       1,604,367
Net Income Per Share(2)(3)
  Basic                                  0.25           0.35           0.70            0.50            0.27
  Diluted                                0.24           0.31           0.59            0.38            0.21
Cash Dividends on Common
  Stock                                     -              -              -               -               -

AT YEAR END
Total Assets                       35,975,874     31,001,896     27,224,432      18,823,362      16,605,981
Working Capital                    15,233,539     18,602,648     10,831,127       8,363,914       6,411,756
Long-Term Debt                      2,254,071         90,881        782,275       1,333,333       2,308,333
Redeemable Preferred Stock                  -              -      1,000,000       1,000,000       1,000,000
Stockholders' Equity               24,655,944     27,032,439     18,109,926      12,528,549       9,151,900

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED MAY 2, 1999 COMPARED TO YEAR ENDED MAY 3, 1998

        The Company reported net income of $2.1 million or $0.24 per diluted share for the fiscal year ended May 2, 1999 compared to net income of approximately $2.9 million or $0.31 per diluted share for the fiscal year ended May 3, 1998. Sales shortfalls to international and OEM (original equipment manufacturer) customers, combined with increased investment in research and development ("R&D") and sales and marketing to support the Company's new products and the growing domestic effort, were the primary cause for the reduction in earnings.

        Net sales increased approximately $1.3 million or 4% to approximately $32.9 million for the fiscal year ended May 2, 1999 compared to approximately $31.6 million for the fiscal year ended May 3, 1998. The increase in sales, led by significant growth in domestic sales which resulted primarily from an increase in pulse oximetry sales, was partially offset by reductions in international sales and sales to OEM customers primarily due to the impact of global economic conditions.

        Cost of sales as a percentage of net sales was 41.3% for fiscal 1999 compared to 42.4% for fiscal 1998 led by the improvement in domestic sales. The improvement in the cost of sales percentage resulted primarily from favorable product and market mix in fiscal 1999 compared to the prior year. Management is continuing to focus on product cost reductions through increased automation, improved product design and process efficiencies.

        R&D expenses increased by approximately $435,000 or 12% to approximately $3,958,000 for fiscal 1999 compared to approximately $3,523,000 for fiscal 1998. The increase is primarily attributable to higher expenditures for salaries and related fringe benefits associated with increased R&D personnel which was partially offset by lower levels of expenditures for engineering materials. R&D spending, which approximated 12% of net sales for fiscal 1999, is expected to approximate 10% to 11% of net sales in fiscal 2000 on about the same level of spending as fiscal 1999 but on the higher level of expected sales.

        Selling, General & Administrative ("S,G&A") expenses increased by approximately $1,723,000 or 16% to approximately $12,321,000 for fiscal 1999 compared to approximately $10,598,000 for fiscal 1998. The vast majority of the increase was related to increased expenditures associated with the expansion of domestic sales including salaries and related fringe benefits, employee and dealer commissions, outside consulting and travel and entertainment expenses. Marketing expenses, including salaries and related fringe benefits, outside professional services and travel and entertainment expenses also accounted for a portion of the increase in S,G&A expense. Decreased international sales and marketing expenses,including commissions on reduced sales volume and marketing promotional costs, partially offset the increase in overall S,G&A expense.

        Interest expense increased approximately $99,000 to approximately $212,000 for fiscal 1999 compared to approximately $113,000 for fiscal 1998. During fiscal 1999, the Company entered into new debt agreements with its bank primarily to finance the Company's purchase of its treasury stock and for general working capital requirements.

        Income tax expense was approximately $804,000 during fiscal 1999 compared to approximately $1,048,000 for fiscal 1998 which reflected the lower earnings. The Company's effective tax rate of 28% for fiscal 1999 was below the statutory rate as a result of benefits derived from R&D tax credits, the Company's Foreign Sales Corporation and a further reduction in the deferred tax valuation allowance. Management believes that current levels of pre-tax earnings will be sufficient to generate approximately $11,000,000 of future taxable income required to utilize the deferred tax benefit recorded as of May 2, 1999. Management expects the effective tax rate to approximate 31% to 33% for fiscal 2000.

        On July 1, 1999, the Company announced that it had restated its quarterly results for the first three quarters of fiscal 1999 to adjust revenue and related costs and expenses in those periods. The restatements, which were completed on July 14, 1999, reflected adjustments as a result of modifications to the accounting treatment for sales financing arrangements which the Company entered into with customers, and the reversal of certain dealer sales where products were ultimately returned to the Company due to cancellation of dealer orders by end users.

YEAR ENDED MAY 3, 1998 COMPARED TO YEAR ENDED APRIL 27, 1997

        Fiscal 1998 operating results compared favorably to the prior year. Net income for the year ended May 3, 1998 was $2.9 million or $0.31 per diluted share compared to reported net income for the prior year ended April 27, 1997 of $4.9 million or $0.59 per diluted share. The prior year, however, contained a benefit of $4.0 million from a reduction in the Company's net deferred tax asset valuation allowance and approximately $2.1 million of non-recurring expenses. On a comparable, fully-taxed basis excluding the non-recurring expenses, earnings would have been approximately $2.1 million or $0.25 per diluted share for the year ended April 27, 1997.

        Net sales increased by approximately $3.3 million or 12% to approximately $31.6 million for the fiscal year ended May 3, 1998 compared to approximately $28.3 million for the fiscal year ended April 27, 1997. The growth in sales was primarily led by an increase in domestic sales and sales to OEM customers. Sales to international customers reflected a modest improvement for fiscal 1998 compared to fiscal 1997 as growth was slowed primarily by economic uncertainties in the Pacific Rim region.

        Cost of sales as a percentage of net sales was 42.4% for fiscal 1998 compared to 43.6% for fiscal 1997. The improvement in the cost of sales percentage resulted primarily from favorable sales mix and higher gross margins associated with the Company's newer products. Management planned to continue to focus on product cost reductions through increased utilization of automated equipment, improved product design and reductions in purchase price for materials.

        R&D expenses increased by approximately $219,000 or 7% to $3,523,000 for fiscal 1998 compared to R&D expenses of approximately $3,304,000 during fiscal 1997. Increased expenditures for salaries and related fringe benefits were partially offset by reduced expenses for outside professional services. In accordance with the Company's product development plans, R&D spending was expected to continue to approximate 11% of sales for fiscal 1999.

        S,G&A expenses increased by approximately $1,291,000 or 14% to $10,598,000 for fiscal 1998 compared to $9,307,000 for fiscal 1997.
Approximately 63% of the increase was related to higher sales and marketing expenses and pertains to increased sales and marketing salaries, commissions and related fringe benefits, marketing promotional costs, and travel and entertainment expenses. The balance of the S,G&A increase was related to increased administrative expenses including salaries and related fringe benefits, outside professional services and general insurance.

        Interest expense decreased by approximately $137,000 or 55% to $113,000 for fiscal 1998 compared to approximately $250,000 for fiscal 1997. During fiscal 1998, the Company repaid its term loan, revolving line-of-credit facility and a capital lease obligation resulting in lower interest expense.

        Income tax expense increased to $1,048,000 during fiscal 1998 from a net benefit of $4,000,000 recorded during fiscal 1997. The prior year benefit resulted from a reduction in the net deferred tax asset valuation allowance. The Company's effective tax rate for fiscal 1998 was 26.5% which was less than the statutory rate as a result of benefits received from the Company's Foreign Sales Corporation, R&D tax credits, and a further reduction in the Company's deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital at May 2, 1999 was approximately $15.2 million compared to approximately $18.6 million at May 3, 1998. The reduction in working capital of approximately $3.4 million was primarily attributable to certain long-term sales financing arrangements entered into during fiscal 1999, the purchase of treasury stock, and increased expenditures for the purchase of technology and capital equipment.

        Cash used in operations was approximately $228,000 for fiscal 1999 compared to cash provided of approximately $1,697,000 for fiscal 1998. A reduction in income before income taxes, depreciation and amortization and increases in inventory and accounts and notes receivable, partially offset by increases in accounts payable and accrued expenses, were primarily responsible for the decrease.

        $6,200,000 of funds were provided from the proceeds of a term loan and revolving credit agreement consummated during fiscal 1999 with the Company's lender. The proceeds were primarily used to purchase 960,903 shares of the Company's Common Stock at a cost of $4,655,072 and to support general working capital requirements. As of May 2, 1999, there were 231,895 shares authorized for purchase under the stock repurchase plan which expires August 24, 1999.

        Cash provided from operations is expected to be the Company's principal source of working capital for fiscal 2000. Additional funds are available under the Company's revolving credit agreement which expires in August 2001. In addition, approximately $3,300,000 may potentially be realized from the exercise of the Company's Class B Warrants which are callable under specified conditions, exercisable at $5.85 per share and expire on December 8, 1999. Further, management believes that additional funds will continue to be available on commercially acceptable terms.

MARKET RISK

        The Company's revolving credit facility and term loan agreements are based upon the London Interbank Offered Rate ("LIBOR") and, as such, are sensitive to changes in interest rates. To mitigate the impact of interest rate fluctuations on a portion of this debt, the Company entered into an interest rate swap agreement to hedge a notional amount equal to the remaining principal balance on the term loan. The Company believes that the interest rate swap agreement limits interest rate risk if interest rates should fluctuate. If interest rates should change by 2% in fiscal 2000 from those rates in effect at May 2, 1999, assuming no change in the outstanding debt balance and considering the effects of the Company's interest rate swap agreement, the effect on interest expense would be immaterial. These amounts are determined by considering the hypothetical interest rates on the Company's borrowing cost and interest rate swap agreement. This analysis does not consider the effects of actions management would take if interest rates were to fluctuate by such a significant degree. The sensitivity analysis also assumes no changes in the Company's financial structure. The agreement had no material effect on interest expense during fiscal 1999.

SUBSEQUENT EVENT

        On June 30, 1999, the Company acquired Children's Medical Ventures, Inc., a privately owned developer and marketer of neonatal and pediatric products and services for the amount of $8,700,000 in cash and a five-year warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $4.6325 per share. The acquisition including transaction costs was financed with the proceeds of a $4,800,000 five-year term loan agreement with the Company's primary bank which bears interest at LIBOR plus 1.8% and a $4,800,000 five-year term loan with another bank which bears interest at LIBOR plus 1.6%. In addition, the Company expanded its revolving credit agreement with its primary lender to $6,000,000 for general working capital purposes and extended the expiration date to August 2001.

RECENT ACCOUNTING PRONOUNCEMENT

        In April 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities". The SOP, which is effective for the Company beginning May 3, 1999, requires that certain costs capitalized prior thereto be written-off and any future start-up costs be expensed as incurred. As of May 2, 1999, there were approximately $329,000 of unamortized start-up costs which will be written-off as a cumulative effect of an accounting change during the Company's first quarter of fiscal year 2000. The Company estimates the impact of adopting this SOP will result in a reduction of fiscal 2000 earnings of approximately $224,000.

YEAR 2000 COMPLIANCE

        Year 2000 compliance is a potentially significant issue for most, if not all companies, the impact of which cannot be predicted with any degree of certainty. The risk to the Company resulting from the failure of its own systems or those of third parties with which it does business to attain Year 2000 readiness is similar to that of other manufacturing firms or business enterprises. The risks include, but are not limited to, disruptions in transacting or processing information, disruptions in the supply of materials from major vendors and delays in shipment to customers due to their Year 2000 non-compliance. The Company has established a Year 2000 program dedicated to assessing the potential impact on its business, results of operations and financial condition. The Company has conducted a thorough review of its installed base of monitoring equipment and has determined that its current products are Year 2000 compliant. The results of the Company's examination have been posted on its web site for its customers to review. During fiscal 1999, the Company completed the installation of a new fully-integrated operating system and has recently completed an upgrade of its communication systems to achieve Year 2000 compliance. To date the Company has capitalized approximately $375,000 to upgrade its operating and information systems and does not expect to incur additional capital or non-capital expenditures of a material amount for Year 2000 compliance purposes. As a result of these expenditures, management believes that the Year 2000 issue will not pose significant operational problems for its internal operating systems. The Company has also contacted its major suppliers to assess their Year 2000 readiness and is continuing to address this issue with other suppliers and third parties with which the Company conducts business. While the Company has not identified any Year 2000 issues as a result of this effort, the Company cannot be certain that its suppliers will obtain Year 2000 readiness and is developing contingency plans to mitigate exposure resulting from non-compliance including considering the substitution of those suppliers that provide an unacceptable response. However, it would be impractical for the Company to attempt to address all potential Year 2000 problems of its suppliers and other third parties. The Company will continue to refine its contingency plans as conditions warrant.

IMPACT OF INFLATION

        The rate of inflation continues to have a marginal impact on the operations of the Company. While management routinely assesses the possible effects of inflation with respect to the Company's future business plans, the rate of inflation is not expected to have a material impact upon the growth of the Company during fiscal 2000.

                                ***************

        This Annual Report on Form 10-K contains certain forward-looking statements about the Company's products and projected operating results. Shareholders and potential investors are cautioned that such statements are predictions and that actual events or results may vary significantly. The Company's ability to achieve its projected results is dependent upon a variety of factors, many of which are outside of management's control, including without limitation: an unanticipated slowdown in the healthcare industry; unanticipated technological developments which affect the competitiveness of the Company's products; or an unanticipated delay or loss of business.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Market Risk."

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        For information concerning this Item, see "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                                                        24
                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

    Certain information with respect to the executive officers and directors of the Registrant is set forth below:

Name                               Positions                                  Age
----                               with the Company                           ---
                                   ----------------
William J. Lacourciere             Chairman of the Board,
                                   President, Chief Executive Officer
                                   and Director (Class C)                      59

Joseph A. Vincent                  Executive Vice President, Chief
                                   Operating Officer, Treasurer and
                                   Secretary                                   47

Leslie E. Mace                     Vice President - Engineering                53

Philip F. Nuzzo                    Vice President - Marketing and
                                   Product Development                         46

Jeffery A. Baird                   Corporate Controller, Chief
                                   Financial Officer                           45

Paul A. Cote                       Director (Class A)                          69

Vartan Ghugasian                   Director (Class A)                          54

Thomas M. Haythe                   Director (Class C)                          59

John P. Mahoney                    Director (Class B)                          51

Photios T. Paulson                 Director (Class B)                          60

Steven J. Shulman                  Director (Class B)                          48

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

        Jeffery A. Baird was appointed Chief Financial Officer in February 1997. He has served as Controller since February 1993 and has held various positions since joining the Company in 1988. Prior to his employment at Novametrix, Mr. Baird was employed at Philips Medical Systems, Inc., a manufacturer of diagnostic medical imaging equipment.

        Paul A. Cote has been a director of the Company since November 1996. Mr. Cote has been a practicing lawyer in Maine since 1955 and is the President and Director of the law firm of Cote, Cote & Hamann. Mr. Cote was a member of the Board of Directors of Secor Federal Savings & Loan, Birmingham, Alabama (1992 -1993) and Northeast Bankshare Association (later became Norstar and subsequently Fleet) (1975-1989). He also served on the advisory boards of Norstar and Fleet banks (1990-1992).

        Vartan Ghugasian has been a director of the Company since November 1996. Dr. Ghugasian has been a practicing dentist in Massachusetts since 1972 specializing in prosthodontics. Dr. Ghugasian has enjoyed a number of academic appointments, including as an associate in prosthetic dentistry, Harvard University School of Dental Medicine from 1980 until 1993 and Director of Pre-Clinical Studies at Tufts University School of Dental Medicine from 1974 to 1980. Dr. Ghugasian has also served as a director of the Karagheusian Commemorative Corporation, New York, New York.

        Thomas M. Haythe has been a director of the Company since March 1978. He has been a partner at the law firm of Haythe & Curley since prior to 1991. Mr. Haythe also serves as a director of Guest Supply, Inc., a provider of hotel guest room amenities, accessories and products, Westerbeke Corporation, a manufacturer of marine engine products, and Ramsay Youth Services, Inc., a provider of youth and educational services.

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

        Photios T. Paulson has been a director of the Company since July 1992. Mr. Paulson has served as Vice President of bioMerieux Alliance, a privately-held French holding company, since January 1995, Chairman of bioMerieux Vitek Inc., a manufacturer of clinical diagnostic systems, since July 1991 and as Senior Advisor-Health Care Industry and International Investment Banking for Prudential Securities Inc. since prior to 1991.

        Steven J. Shulman has been a director of the Company since November 1993. Mr. Shulman serves as President and Chief Executive Officer of Prudential HealthCare, one of the nation's ten largest healthcare providers. Mr. Shulman was a founder and director of Value Health, Inc., a provider of specialty managed care programs, from 1987 to 1997. During that time he served as President of the Pharmacy and Disease Management Group as well as Executive Vice President. Prior to 1989, Mr. Shulman was President of the East Central Division at CIGNA Healthplan, Inc., a provider of group life and health insurance, including managed care products. Mr. Shulman is also a director of Ramsay Health Care, Inc., a provider of psychiatric healthcare services.

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

               (b) Reports on Form 8-K:

               The Company did not file any Current Reports on Form 8-K during the quarter ended May 2, 1999. Subsequent to May 2, 1999, the Company did file on July 15, 1999 a Current Report on Form 8-K related to the acquisition of Children's Medical Ventures, Inc.

               (c)    Exhibits:

               Information with respect to this Item regarding Exhibits required to be filed pursuant to Item 601 of Regulation S-K is contained in the attached Index to Exhibits, which Exhibits are incorporated herein by reference. Exhibits 10(a), 10(b), 10(s), 10(t), 10(u), 10(y), 10(gg), 10(ii),
10(kk) and 10(ll) are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

        (d)    Consolidated Financial Statement Schedule:

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

Dated:  July 30, 1999

                                    NOVAMETRIX MEDICAL SYSTEMS INC.

                                    By/s/William J. Lacourciere
                                      ---------------------------------------
                                            William J. Lacourciere
                                            Chairman of the Board,
                                            President, Chief Executive
                                            Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  July 30, 1999

                                    By/s/William J. Lacourciere
                                      ---------------------------------------
                                            William J. Lacourciere
                                            Chairman of the Board,
                                            President, Chief Executive
                                            Officer and Director

Dated:  July 30, 1999

                                    By/s/Jeffery A. Baird
                                      ---------------------------------------
                                            Jeffery A. Baird
                                            Chief Financial Officer and
                                            Principal Accounting Officer

Dated:  July 30, 1999

                                    By/s/Paul A. Cote
                                      ---------------------------------------
                                            Paul A. Cote
                                            Director

Dated:  July 30, 1999

                                    By/s/Vartan Ghugasian
                                      ---------------------------------------
                                            Vartan Ghugasian
                                            Director

Dated:  July 30, 1999

                                    By/s/Thomas M. Haythe
                                      ---------------------------------------
                                            Thomas M. Haythe
                                            Director

Dated:  July 30, 1999

                                    By/s/John P. Mahoney
                                      ---------------------------------------
                                            John P. Mahoney
                                            Director

Dated:  July 30, 1999

                                    By/s/Photios T. Paulson
                                      ---------------------------------------
                                            Photios T. Paulson
                                            Director

Dated:  July 30, 1999

                                    By/s/Steven J. Shulman
                                      ---------------------------------------
                                            Steven J. Shulman
                                            Director

                           Annual Report on Form 10-K

                          Item 8--Financial Statements

            Item 14(a)(1) and (2)--List of Financial Statements and
                          Financial Statement Schedule

                    Item 14(d)--Financial Statement Schedule

                             Year ended May 2, 1999

                        Novametrix Medical Systems Inc.

                            Wallingford, Connecticut

                        Novametrix Medical Systems Inc.

         Index to Financial Statements and Financial Statement Schedule

The report of Ernst & Young LLP, independent auditors, dated July 1, 1999, and the following consolidated financial statements of Novametrix Medical Systems Inc. are included in Item 8:

   Consolidated Balance Sheets--May 2, 1999 and May 3, 1998

   Consolidated Statements of Income--Years ended May 2, 1999, May 3, 1998 and April 27, 1997

   Consolidated Statements of Shareholders' Equity--Years ended May 2, 1999, May 3, 1998 and April 27, 1997

   Consolidated Statements of Cash Flows--Years ended May 2, 1999, May 3, 1998 and April 27, 1997

   Notes to Consolidated Financial Statements--May 2, 1999

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

                         Report of Independent Auditors

Board of Directors
Novametrix Medical Systems Inc.

We have audited the accompanying consolidated balance sheets of Novametrix Medical Systems Inc. as of May 2, 1999 and May 3, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended May 2, 1999, May 3, 1998 and April 27, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novametrix Medical Systems Inc. at May 2, 1999 and May 3, 1998, and the consolidated results of its operations and its cash flows for the years ended May 2, 1999, May 3, 1998 and April 27, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                        /S/ERNST & YOUNG LLP

Hartford, Connecticut
July 1, 1999

                        Novametrix Medical Systems Inc.

                          Consolidated Balance Sheets

                                                                MAY 2, 1999      MAY 3, 1998
                                                              ---------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                  $      269,399   $    1,783,596
   Accounts receivable, less allowance for losses of
      $250,000                                                    11,613,251        9,712,814
   Current portion of notes receivable                               380,003
   Inventories:
      Finished products                                            4,193,808        3,624,385
      Work in process                                              1,224,991        1,777,028
      Materials                                                    3,933,648        2,471,521
                                                              ---------------------------------
                                                                   9,352,447        7,872,934

   Deferred income taxes, net                                      1,768,688        2,414,000

   Prepaid expenses and other current assets                         915,610          697,880
                                                              ---------------------------------
Total current assets                                              24,299,398       22,481,224

Notes receivable, less current portion                             1,501,118

Equipment, less accumulated depreciation and
   amortization of $6,913,927 in 1999 and $6,031,517 in
   1998                                                            3,682,126        2,596,209

License, technology, patent and other costs, less
   accumulated amortization of $3,982,188 in 1999 and
   $3,566,574 in 1998                                              4,544,432        3,954,797

Deferred income taxes, net                                         1,948,800        1,969,666
                                                              ---------------------------------
                                                              $   35,975,874   $   31,001,896
                                                              =================================

See accompanying notes.

                                                                MAY 2, 1999      MAY 3, 1998
                                                              ---------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of debt and capital lease obligation       $    3,836,810   $       33,901
   Accounts payable                                                2,384,925        1,883,234
   Accrued expenses                                                2,844,124        1,961,441
                                                              ---------------------------------
Total current liabilities                                          9,065,859        3,878,576

Long-term debt and capital lease obligation, less
   current portion                                                 2,254,071           90,881

Shareholders' equity:
   Common Stock, $.01 par value, authorized 20,000,000
      shares; issued 9,232,659 shares in 1999 and
      9,174,355 shares in 1998                                        92,327           91,744
   Additional paid-in capital                                     34,965,970       34,754,643
   Retained-earnings (deficit)                                    (3,260,243)      (5,326,910)
   Treasury stock; 1,299,355 shares in 1999 and 338,452
      shares in 1998                                              (7,142,110)      (2,487,038)
                                                              ---------------------------------
                                                                  24,655,944       27,032,439





                                                              ---------------------------------
                                                              $   35,975,874   $   31,001,896
                                                              =================================

                        Novametrix Medical Systems Inc.

                       Consolidated Statements of Income

                                                                   YEAR ENDED
                                               --------------------------------------------------
                                                 MAY 2, 1999      MAY 3, 1998    APRIL 27, 1997
                                               --------------------------------------------------
Revenues:
   Net sales                                   $   32,864,673   $   31,561,144   $   28,253,750
   Interest                                           113,491           45,761            7,912
                                               --------------------------------------------------
                                                   32,978,164       31,606,905       28,261,662

Costs and expenses:
   Cost of products sold                           13,568,836       13,377,206       12,307,178
   Research and product development                 3,957,760        3,522,687        3,303,822
   Selling, general and administrative             12,320,693       10,597,621        9,306,728
   Interest                                           212,365          113,246          249,805
   Non-recurring expenses                                                             2,149,910
   Other expense, net                                  48,143           44,547           20,660
                                               --------------------------------------------------
                                                   30,107,797       27,655,307       27,338,103
                                               --------------------------------------------------
Income before income taxes                          2,870,367        3,951,598          923,559



Income tax provision (benefit)                        803,700        1,048,000       (4,000,000)
                                               --------------------------------------------------
Net income                                     $    2,066,667   $    2,903,598   $    4,923,559
                                               ==================================================

Earnings per common share:
   Basic                                                 $.25             $.35             $.70
   Diluted                                               $.24             $.31             $.59

See accompanying notes.

                        Novametrix Medical Systems Inc.

                Consolidated Statements of Shareholders' Equity

                                                                                  ADDITIONAL         RETAINED-

                                                        COMMON STOCK                PAID-IN          EARNINGS
                                                    ----------------------
                                                      SHARES        AMOUNT          CAPITAL          (DEFICIT)
                                                    -------------------------------------------------------------
Year ended April 27, 1997:
   Balance at April 28, 1996                        6,985,964      $ 69,860      $ 28,054,794      $(13,109,067)
   Issuance of stock                                  539,575         5,395           682,423
   Dividends on Preferred Stock ($.75 a share)                                                         (30,000)
   Net income                                                                                         4,923,559
                                                    -------------------------------------------------------------
Balance at April 27, 1997                           7,525,539        75,255        28,737,217        (8,215,508)

Year ended May 3, 1998:
   Issuance of stock                                1,204,372        12,045         4,734,204
   Tax benefit related to stock option
      exercises                                                                       287,666
   Conversion of Redeemable Preferred
      Stock                                           444,444         4,444           995,556
   Dividends on Preferred Stock ($.75 a
      share)                                                                                            (15,000)
   Net income                                                                                         2,903,598
                                                    -------------------------------------------------------------
Balance at May 3, 1998                              9,174,355        91,744        34,754,643        (5,326,910)

Year ended May 2, 1999:
   Issuance of stock                                   58,304           583           193,380
   Tax benefit related to stock option
      exercises                                                                        17,947
   Purchase of Common Stock for treasury
   Net income                                                                                         2,066,667
                                                    -------------------------------------------------------------
Balance at May 2, 1999                              9,232,659      $ 92,327      $ 34,965,970      $ (3,260,243)
                                                    =============================================================


                                                              TREASURY STOCK
                                                        ---------------------------
                                                           SHARES           AMOUNT            TOTAL
                                                        ----------------------------------------------
Year ended April 27, 1997:
   Balance at April 28, 1996                               (338,452)      $(2,487,038)     $ 12,528,549
   Issuance of stock                                                                            687,818
   Dividends on Preferred Stock ($.75 a share)                                                  (30,000)
   Net income                                                                                 4,923,559
                                                         -----------------------------------------------
Balance at April 27, 1997                                  (338,452)       (2,487,038)       18,109,926

Year ended May 3, 1998:

   Issuance of stock                                                                          4,746,249
   Tax benefit related to stock option
      exercises                                                                                 287,666
   Conversion of Redeemable Preferred
      Stock                                                                                   1,000,000
   Dividends on Preferred Stock ($.75 a
      share)                                                                                    (15,000)
   Net income                                                                                 2,903,598
                                                         -----------------------------------------------
Balance at May 3, 1998                                     (338,452)       (2,487,038)       27,032,439

Year ended May 2, 1999:

   Issuance of stock                                                                            193,963
   Tax benefit related to stock option
      exercises                                                                                  17,947
   Purchase of Common Stock for treasury                   (960,903)       (4,655,072)       (4,655,072)
   Net income                                                                                 2,066,667
                                                         -----------------------------------------------
Balance at May 2, 1999                                   (1,299,355)      $(7,142,110)     $ 24,655,944
                                                         ===============================================

  See accompanying notes.

                        Novametrix Medical Systems Inc.

                     Consolidated Statements of Cash Flows

                                                                               YEAR ENDED
                                                            --------------------------------------------------
                                                              MAY 2, 1999      MAY 3, 1998    APRIL 27, 1997
                                                            --------------------------------------------------
OPERATING ACTIVITIES
Net income                                                  $    2,066,667   $    2,903,598   $    4,923,559
Adjustments to reconcile net income to net cash
   (used) provided by operating activities:
      Deferred income tax expense (benefit)                        686,700          954,000       (4,030,000)
      Depreciation                                                 882,410          635,426          487,952
      Amortization                                                 501,500          524,092          526,594
      Changes in operating assets and liabilities:
         Accounts and notes receivable                          (3,781,558)      (1,384,299)      (2,393,987)
         Inventories                                            (1,750,741)      (1,038,119)      (1,159,335)
         Prepaid expenses and other current assets                (217,730)        (384,660)        (181,377)
         Accounts payable                                          501,691         (174,908)         814,652
         Accrued expenses                                          882,683         (338,268)         806,719
                                                            --------------------------------------------------
Net cash (used) provided by operating activities                  (228,378)       1,696,862         (205,223)

INVESTING ACTIVITIES
Purchases of equipment                                          (1,699,674)        (944,720)      (1,225,492)

Purchases of licenses, technology, patents and other            (1,091,135)        (304,730)        (146,233)
                                                            --------------------------------------------------
Net cash used by investing activities                           (2,790,809)      (1,249,450)      (1,371,725)

FINANCING ACTIVITIES
Revolving line of credit, net                                    3,200,000
Proceeds from term loan                                          3,000,000                         1,420,000
Principal payments on term loan and capital lease
   obligation                                                     (233,901)      (3,631,873)        (547,065)
Issuance of Common Stock                                           193,963        4,746,249          687,818
Purchase of Common Stock for treasury                           (4,655,072)
Dividends on Preferred Stock                                                        (15,000)         (30,000)
                                                            --------------------------------------------------
Net cash provided by financing activities                        1,504,990        1,099,376        1,530,753
                                                            --------------------------------------------------
(Decrease) increase in cash and cash equivalents                (1,514,197)       1,546,788          (46,195)

Cash and cash equivalents at beginning of year                   1,783,596          236,808          283,003
                                                            --------------------------------------------------
Cash and cash equivalents at end of year                    $      269,399   $    1,783,596   $      236,808
                                                            ==================================================

See accompanying notes.

                        Novametrix Medical Systems Inc.

                   Notes to Consolidated Financial Statements

                                  May 2, 1999

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

REVENUE RECOGNITION AND PRODUCT WARRANTY COSTS

Revenues from sales are generally recognized when products are shipped. The Company generally warrants its products against defects for up to one year; costs related thereto are recognized as incurred and are not material to the Company's financial statements. The Company provides for the estimated costs to repair products under multi-year agreements at the time of sale.

CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less when purchased are considered cash equivalents. These investments are valued at cost, which approximates fair value.

                        Novametrix Medical Systems Inc.

INTEREST RATE SWAPS

The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. These agreements involve the exchange of amounts based on the London Interbank Offered Rate ("LIBOR") for amounts based on a fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense. The related amount payable or receivable from counter parties is included in accrued expenses. The fair value of these agreements is not recognized in the financial statements.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, notes receivable and trade receivables. The Company places its cash equivalents with high credit-quality financial institutions and has established guidelines that seek to maintain safety and liquidity. The Company's customer base consists of a large number of diverse customers. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company provides for potential credit losses; such losses have not been significant and have been within management's expectations.

LONG-LIVED ASSETS

Equipment, including assets purchased under a capital lease obligation of $175,480 at May 2, 1999 and May 3, 1998, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed over the estimated useful lives of the assets using the straight-line method. Capital lease amortization is included in depreciation expense.

                        Novametrix Medical Systems Inc.

1. ACCOUNTING POLICIES (CONTINUED)

License, technology, patent and other costs are stated at cost, less accumulated amortization. Amortization is computed by the straight-line method over periods ranging from 3 to 17 years.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If such impairment indicators are present, the Company recognizes a loss on the basis of whether these amounts are fully recoverable from projected discounted cash flows of the related asset or product.

ADVERTISING COSTS

Advertising costs are generally expensed as incurred and are included in selling, general and administrative expenses. Advertising costs were $603,670 in 1999, $494,330 in 1998 and $385,749 in 1997.

DEFERRED INCOME TAXES

Deferred income taxes are provided on temporary differences between the tax and financial reporting bases of assets and liabilities based on enacted tax rates applicable to the periods in which the differences are expected to reverse.

EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) savings plan which covers all employees who meet the eligibility requirements, as defined. Participants may contribute a percentage of their compensation, as defined by the plan agreement. Matching contributions to the plan are determined annually by the Company and are equal to a stated percentage of the amount contributed by the participants. The expense related thereto was not material for fiscal years 1999, 1998 and 1997.

The Company maintains an Employee Stock Ownership Plan ("ESOP") under which all shares have previously been allocated to participants. The 116,954 shares held by the ESOP in participant accounts are treated as outstanding for the purpose of computing earnings per share. Expenses pertaining to the ESOP were not material for fiscal years 1999, 1998 and 1997.

                        Novametrix Medical Systems Inc.

1. ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share."

STOCK-BASED COMPENSATION

The Company accounts for its employee stock compensation plans in accordance with Accounting Principle Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. As required by SFAS No. 123, "Accounting for Stock-Based Compensation," pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting had been applied, are presented in Note 5.

NON-RECURRING EXPENSES

During fiscal 1997, the Company's stockholders voted against a proposed merger with Andros Holdings Inc. As a result, $2,149,910 of merger and proxy related contest costs were expensed.

2. NOTES RECEIVABLE

During fiscal 1999, the Company sold products in exchange for long-term non-interest bearing notes receivable, generally payable over a period of eight years. The Company has imputed interest on these notes based upon its estimated incremental borrowing rate. In addition, the Company has notes receivable from various officers and directors. These notes bear interest at the Applicable Federal Rate, as defined (4.84% at May 2, 1999), and provide for quarterly interest payments until the third anniversary of the note at which time the principal is due. Notes receivable at May 2, 1999 consist of:

        Notes exchanged for product sales ($1,792,815 face amount,
           less unamortized discount of $318,679)                      $  1,474,136
        Officer and director notes receivable                               272,100
        Other                                                               134,885
                                                                       --------------
                                                                          1,881,121

        Less current portion                                                380,003
                                                                       --------------
                                                                       $  1,501,118
                                                                       ==============

                        Novametrix Medical Systems Inc.

3. DEBT AND CAPITAL LEASE OBLIGATION

Debt and capital lease obligation consist of:

                                                                MAY 2, 1999     MAY 3, 1998
                                                               ----------------------------
     Note payable to bank under revolving credit agreement     $  3,200,000     $      -

     Term loan payable to bank                                    2,800,000            -

     Capital lease obligation                                        90,881        124,782
                                                               ----------------------------
                                                                  6,090,881        124,782

     Less current portion                                         3,836,810         33,901
                                                               ----------------------------
                                                               $  2,254,071     $   90,881
                                                               ============================


The Company's revolving credit agreement, as amended December 11, 1998, limits borrowing to a maximum of $5,000,000. The agreement expires August 31, 2000 and bears interest at LIBOR plus 0.98% (5.88% at May 2, 1999). The Company pays an availability fee, as defined, equal to 0.125% of the unused available principal under the revolving credit agreement.

The Company's term loan payable to bank is due in monthly installments of $50,000, plus interest at LIBOR plus 1.4% (6.30% at May 2, 1999) through November 30, 2003.

During fiscal 1999 and pursuant to the term loan agreement, the Company entered into an interest rate swap transaction agreement to hedge a notional amount equal to the remaining principal balance on the term loan. The rate is fixed at 6.77% and the agreement expires November 2003. The Company believes the interest rate swap transaction agreement limits the substantial risk should interest rates rise. The interest rate swap agreement had no material effect on interest expense in fiscal 1999.

Under the terms of the term loan and revolving credit agreement (the "Facilities"), the Company is required to maintain certain financial ratios and minimum levels of working capital and net worth. Borrowings under the Facilities are secured by the Company's business assets.

The capital lease obligation is at a fixed interest rate of 8.87% and is collateralized by the leased property.

                        Novametrix Medical Systems Inc.

3. DEBT AND CAPITAL LEASE OBLIGATION (CONTINUED)

Aggregate annual maturities of debt and the capital lease obligation as of May 2, 1999 follow:

                                                     LONG-TERM      CAPITAL
                                                       DEBT          LEASE        TOTAL
                                                   ---------------------------------------
     2000                                          $  3,800,000   $   42,994   $  3,842,994
     2001                                               600,000       42,994        642,994
     2002                                               600,000       14,331        614,331
     2003                                               600,000                     600,000
     2004                                               400,000                     400,000
                                                   -----------------------------------------
     Total                                            6,000,000      100,319      6,100,319

     Less amount representing interest on
        capital lease                                                  9,438          9,438
                                                   -----------------------------------------
                                                   $  6,000,000   $   90,881   $  6,090,881
                                                   =========================================


The Company paid interest under its bank debt agreements and capital lease obligation of $172,768 in 1999, $135,921 in 1998 and $248,734 in 1997.

The carrying amounts of the financing arrangements approximate their fair values.

4. CAPITAL STOCK

The Company has authorized 1,000,000 shares of $1.00 par value Preferred Stock of which 50,000 shares are designated as Series A (none issued) and 120,000 shares are designated as Series B. The Series B shares have been fully issued and converted to Common Stock. The Board of Directors of the Company is authorized to establish, among other things, the rate of dividends payable, redemption rights and voting rights prior to issuance.

At May 2, 1999 there are 7,933,304 preferred share purchase rights outstanding. Each right entitles the registered holder to purchase one one-hundredth of a share of Preferred Stock, Series A, for $25.00 upon the occurrence of certain specified "takeover" events. The rights are redeemable and exchangeable only in certain specified circumstances. As of May 2, 1999, no takeover events had occurred and no rights were exercisable.

During fiscal 1999, the Company purchased 960,903 shares of its Common Stock for $4,655,072 under its stock repurchase programs. At May 2, 1999, there are 231,895 remaining shares authorized for repurchase.

                        Novametrix Medical Systems Inc.

5. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS

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

Activity relating to the Company's stock option plans follows:

                                                     FISCAL YEAR ENDED
                            --------------------------------------------------------------------
                                    1999                   1998                   1997
                            --------------------------------------------------------------------
                                        WEIGHTED               WEIGHTED               WEIGHTED
                                        AVERAGE                AVERAGE                AVERAGE
                                        EXERCISE               EXERCISE               EXERCISE
                             OPTIONS      PRICE     OPTIONS      PRICE     OPTIONS      PRICE
                            --------------------------------------------------------------------
    Outstanding at
      beginning of year      709,953       $5.94    457,618       $4.23    413,734       $3.59
    Granted                   65,000        5.03    278,000        8.50    115,000        5.72
    Exercised                 (9,000)       2.83    (20,665)       2.93    (57,782)       2.43
    Cancelled                 (7,500)       5.44     (5,000)       4.38    (13,334)       5.00
                            ====================================================================
    Outstanding at
      end of year            758,453       $5.07    709,953       $5.94    457,618       $4.23
                            ====================================================================

    Options exercisable
      at end of year         476,453       $5.01    343,619       $3.95    245,951       $3.44
                            ====================================================================

Options outstanding as of May 2, 1999 had exercise prices as follows: 362,953 options ranging from $1.00 to $5.00 and 395,500 options ranging from $5.50 to $6.31. The weighted average remaining contractual life of these options is 6.8 years.

During fiscal 1999, the Company repriced 250,000 options with an exercise price of $9.125 and 50,000 options with an exercise price of $7.625 to $6.3125, the fair value of the Company's Common Stock on the date of repricing.

At May 2, 1999, options for 194,501 shares have been authorized but not yet granted under the Company's stock option plans.

                        Novametrix Medical Systems Inc.

5. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS (CONTINUED)

The Company has an employee stock purchase plan expiring on December 31, 2002 for which 150,000 shares of Common Stock have been reserved. As of May 2, 1999, 97,569 shares of Common Stock had been issued under this plan.

The Company has redeemable Class B Warrants outstanding covering an aggregate of 566,785 shares. The warrants, each exercisable into one share of Common Stock at an exercise price of $5.85, are scheduled to expire on December 8, 1999. They are callable by the Company under certain circumstances and traded on The NASDAQ Stock Market(R) under the symbol NMTXZ. The Company's outstanding warrants also include warrants previously granted to directors, its general counsel and consultants to purchase shares of the Company's Common Stock. Data relating to warrants outstanding at May 2, 1999 follows:


      FISCAL YEAR WARRANTS                RANGE OF                NUMBER OF SHARES COVERED
            GRANTED                   EXERCISE PRICES             BY OUTSTANDING WARRANTS
     ---------------------------------------------------------------------------------------
              1990                       $.89 to $1.81                     162,814
              1992                                $.93                       1,776
              1993                              $2.625                      10,000
              1995                     $4.125 to $5.85                     639,964
                                                                 ---------------------------
                                                                           814,554
                                                                 ===========================

The warrants were granted at prices which equaled or exceeded the market price of the Company's Common Stock at the date of grant. The warrants expire at various dates from December 1999 through June 2004, and are all currently exercisable. During fiscal 1999, an aggregate of 32,763 warrants were exercised at prices ranging from $.89 to $4.60 per share and 47,000 warrants were cancelled.

At May 2, 1999, there were 1,819,939 shares of Common Stock reserved for the issuance and exercise of options and warrants, and purchases through the Company's employee stock purchase plan.

                        Novametrix Medical Systems Inc.

5. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS (CONTINUED)

If compensation costs for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for 1999, 1998 and 1997 consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per common share would have been adjusted to the pro forma amounts indicated below:

                                                      FISCAL YEAR ENDED
                                      ---------------------------------------------------
                                            1999             1998             1997
                                      ----------------- ---------------- ----------------
      Pro forma net income:
         Basic                           $1,576,060        $2,546,338       $4,798,364
         Diluted                          1,576,000         2,561,338        4,828,364

      Pro forma earnings per share:
         Basic                              $.19              $.31             $.69
         Diluted                             .18               .27              .58

During the initial phase-in period, as required by SFAS No. 123, the pro forma amounts were determined based on the stock option grants and employee stock purchases subsequent to April 30, 1995. Therefore, the pro forma amounts may not be indicative of the effects of compensation cost on net income and earnings per share in future years. Pro forma compensation cost relating to the stock options is recognized over the 36 month vesting period. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal 1999, 1998 and 1997: dividend yield of 0%; expected volatility of .892% in 1999, .524% in 1998 and .294% for 1997; risk free interest rate of 6% in 1999 and 5% in 1998 and 1997; and expected life of ten years. The weighted average fair value of stock options granted in fiscal 1999, 1998 and 1997 was $4.45, $5.84 and $2.84, respectively.

                        Novametrix Medical Systems Inc.

6. EARNINGS PER SHARE


                                                             FISCAL YEAR ENDED
                                                      1999          1998          1997
                                                 ------------------------------------------
NUMERATOR
Net income                                       $  2,066,667  $  2,903,598   $  4,923,559
Preferred stock dividends                                           (15,000)       (30,000)
                                                 ------------------------------------------
Numerator for basic earnings per share              2,066,667     2,888,598      4,893,559

Effect of dilutive securities:
   Preferred Stock dividends                                         15,000         30,000
                                                 ------------------------------------------
Numerator for diluted earnings per share         $  2,066,667  $  2,903,598   $  4,923,559
                                                 ==========================================

DENOMINATOR

Denominator for basic earnings per share:
   Weighted average shares outstanding              8,299,707     8,147,451      6,993,161

Effect of dilutive securities:
   Employee stock options and warrants                296,455     1,045,661        852,589
   Convertible Preferred Stock                                      180,892        444,444
                                                 ------------------------------------------
Dilutive potential common shares                      296,455     1,226,553      1,297,033
                                                 ------------------------------------------
Denominator for diluted earnings per share          8,596,162     9,374,004      8,290,194
                                                 ==========================================

Basic earnings per share                         $     .25       $   .35        $   .70
                                                 ==========================================

Diluted earnings per share                       $     .24       $   .31        $   .59
                                                 ==========================================

Certain options and warrants to purchase 919,285, 250,000 and 680,000 shares of the Company's Common Stock outstanding in 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, their inclusion would have been antidilutive.

7. CONTINGENCIES

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

               2000                                               $    646,797
               2001                                                    575,699
               2002                                                    497,928
               2003                                                    458,848
               2004                                                    414,860
               Thereafter                                            1,735,806
                                                                  --------------
                                                                  $  4,329,938
                                                                  ==============


Total rental expense under operating leases was $687,219 in 1999, $702,438 in 1998 and $554,272 in 1997.

9. INCOME TAXES

The components of the Company's deferred income tax accounts follow:


                                                           FISCAL YEAR ENDED
                                                   1999           1998             1997
                                            --------------------------------------------------
     Deferred income tax assets:
         Tax credits                         $  1,079,585    $     971,545    $     656,900
        Net operating loss carryforwards        1,976,314        3,033,564        3,907,427
        Inventories - valuation
            allowance and other                   734,492          646,692          812,122
        Other                                     190,058          163,096          267,621
                                            --------------------------------------------------
     Total deferred income tax assets           3,980,449        4,814,897        5,644,070


                        Novametrix Medical Systems Inc.

9. INCOME TAXES (CONTINUED)


                                                          FISCAL YEAR ENDED
                                                  1999             1998            1997
                                            --------------------------------------------------
     Valuation allowance for deferred
        income tax assets                   $    (158,780)   $    (328,428)   $    (506,141)
                                            --------------------------------------------------
                                                3,821,669        4,486,469        5,137,929

     Less deferred income tax
        liabilities                               104,181          102,803           87,929
                                            --------------------------------------------------
     Net deferred income tax assets         $   3,717,488    $   4,383,666    $   5,050,000
                                            ================ ================ ================




The provision (benefit) for income taxes consists of the following:

                                                           FISCAL YEAR ENDED
                                                   1999           1998             1997
                                            --------------------------------------------------
     Current tax expense:
        Federal                             $      78,000    $      89,000    $      22,000
        State                                      39,000            5,000            8,000
                                            --------------------------------------------------
                                                  117,000           94,000           30,000

     Deferred tax expense (benefit):
        Federal                                   685,700          930,000       (4,036,000)
        State                                       1,000           24,000            6,000
                                            --------------------------------------------------
                                                  686,700          954,000       (4,030,000)
                                            --------------------------------------------------
     Income tax provision (benefit)         $     803,700    $   1,048,000    $  (4,000,000)
                                            ==================================================

                        Novametrix Medical Systems Inc.

9. INCOME TAXES (CONTINUED)

The provision for income taxes at the Company's tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                           FISCAL YEAR ENDED
                                                   1999           1998             1997
                                              -----------------------------------------------
     Computed tax expense at expected
        statutory rate                        $     975,925   $   1,343,543   $     314,000
     Benefit of foreign sales corporation           (60,629)       (113,000)
     State taxes, net of federal effect              26,465          19,000          (4,000)
     Permanent items--net effect                     63,689          63,392          30,000
     Utilization of net operating loss
        carryforwards                                                              (476,000)
     Tax credits                                    (32,102)        (87,222)
     Reduction in valuation allowance              (169,648)       (177,713)     (3,864,000)
                                              -----------------------------------------------
                                              $     803,700   $   1,048,000   $  (4,000,000)
                                              ===============================================


At May 2, 1999, the Company had net operating loss carryovers for federal income tax reporting purposes of approximately $5,813,000 of which $1,243,000 expires in 2005, $4,195,000 expires in 2006 and $375,000 expires in 2007. The Company has unused research and other tax credits of approximately $1,080,000 at May 2, 1999 which expire in varying amounts between 2000 and 2014.

During 1999, 1998 and 1997, the Company reduced its valuation allowance due to the increased likelihood that the Company will generate sufficient taxable income to fully utilize the net deferred tax asset recorded at the end of each reporting period.

Income taxes paid in 1999, 1998 and 1997 were not significant.

                        Novametrix Medical Systems Inc.

10. SUBSEQUENT EVENT

On June 30, 1999, the Company acquired 100% of the capital stock of Children's Medical Ventures, Inc. (ChMV), a privately owned developer and marketer of neonatal and pediatric care products and services. The purchase price was comprised of cash of $8.7 million and a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $4.3625 per share. The purchase price was financed with two term loans aggregating $9.6 million. The acquisition will be accounted for as a purchase; accordingly, the purchase price will be allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition.

Concurrent with the acquisition, the Company amended and restated its bank Facilities (See Note 3). Under the amended and restated agreement with its primary lender, the Company borrowed an additional $4.8 million in the form of a term loan, increased the amount of credit available under the revolving credit agreement from $5 million to $6 million and extended the maturity date to August 2001. In addition, the Company entered into a new term loan agreement with another bank for $4.8 million which expires July 1, 2004. Pursuant to the terms of the amended and restated bank Facilities and the new term loan agreement, the Company is required, among other things, to maintain certain financial ratios and maintain minimum levels of working capital and net worth, and is restricted from the payment of dividends.

11. RECENT ACCOUNTING PRONOUNCEMENT

In April 1998, the AICPA issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." The SOP, which is effective for the Company beginning May 3, 1999, requires start-up costs capitalized prior thereto to be written-off and any future start-up costs to be expensed as incurred. The unamortized balance of start-up costs (approximately $329,000 as of May 2, 1999) will be written-off as a cumulative effect of an accounting change as of May 3, 1999. The Company estimates the impact of adopting this SOP will result in a reduction of fiscal 2000 earnings of approximately $224,000.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at their fair value. Depending on the intended use of the derivative, changes in fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. The Company has not quantified the impact of adoption on its financial statements. The Statement is effective for the Company's 2002 fiscal year.

                        Novametrix Medical Systems Inc.

12. REPORTABLE SEGMENTS

The Company is domiciled in the United States and operates in one industry segment--the design, manufacture and marketing of non-invasive monitors, sensors and accessories. The Company's products are marketed domestically and internationally with no one customer accounting for more than 10% of net sales. The Company has earned revenue from sales to customers in the following geographic locations:

                                                 1999            1998            1997
                                             ----------------------------------------------
United States                                $  20,608,666  $  18,565,126   $  16,809,870
Europe                                           4,484,675      5,075,086       3,299,928
Asia                                             3,234,864      2,892,071       3,682,431
Western Hemisphere (other than U.S.)             3,437,907      3,496,434       3,386,274
Other                                            1,098,561      1,532,427       1,075,247
                                             ----------------------------------------------
                                             $  32,864,673  $  31,561,144   $  28,253,750
                                             ==============================================


                        Novametrix Medical Systems Inc.

13. QUARTERLY DATA (UNAUDITED)

On July 1, 1999, the Company announced that it had restated its condensed consolidated financial statements for each of the unaudited first three quarterly periods ended January 31, 1999. The restatements reflected adjustments as a result of modifications to the accounting treatment for sales financing arrangements which the Company entered into with customers during the first three quarters of fiscal 1999, and the reversal of certain dealer sales where products were ultimately returned to the Company due to cancellation of dealer orders by end users.

                              FIRST QUARTER          SECOND QUARTER         THIRD QUARTER         FOURTH
                      -----------------------------------------------------------------------

                      AS REPORTED   RESTATED   AS REPORTED   RESTATED   AS REPORTED   RESTATED    QUARTER
                      --------------------------------------------------------------------------------------
1999
Revenues               $7,672,209   $7,027,885   $8,407,763   $8,134,062  $8,606,113   $8,087,894   $9,728,323
Gross profit            4,982,081    4,280,011    4,888,680    4,817,398   4,905,109    4,449,756    5,862,163
Research and
   development
   expenses               912,146      912,146    1,066,771    1,066,771   1,058,077    1,058,077      920,766

Selling, general and
   administrative
   expenses             2,932,206    2,796,390    2,757,544    2,751,801   3,270,606    3,243,319    3,529,183

Income tax provision      239,000      155,600      289,000      270,500     131,000       11,200      366,400

Net income                612,939      400,085      742,611      695,572     336,964       28,698      942,312

Diluted earnings
   per share              $0.07        $0.04        $0.09       $0.08        $0.04        $0.00        $0.12

1998

Revenues               $7,366,461                $7,505,960               $7,378,240                $9,356,244

Gross profit            4,252,009                 4,227,530                4,070,839                 5,679,321

Research and
   development
   expenses               860,157                   851,156                  884,429                   926,945

Selling, general and
   administrative
   expenses             2,538,974                 2,495,182                2,433,411                 3,130,054

Income tax provision      236,000                   211,000                  208,000                   393,000

Net income                523,858                   626,788                  534,995                 1,217,957

Diluted earnings
   per share              $0.06                     $0.07                    $0.06                     $0.13

                Novametrix Medical Systems Inc. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts

                                   May 2, 1999

                COL. A                         COL. B                    COL. C                    COL. D             COL. E
---------------------------------------------------------------------------------------------------------------------------------
                                                                           ADDITIONS
                                                             ----------------------------------
                                                BALANCE AT       CHARGED TO
                                               BEGINNING OF       COSTS AND        CHARGED TO                      BALANCE AT END
                DESCRIPTION                       PERIOD          EXPENSES       OTHER ACCOUNTS     DEDUCTIONS        OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
Year ended May 2, 1999:
   Allowance for doubtful accounts deducted
      from accounts receivable                    $    250,000      $   12,000                      $  12,000        $    250,000
                                                =================================                 =================================

Year ended May 3, 1998:
   Allowance for doubtful accounts deducted
      from accounts receivable                    $    250,000      $   29,000                      $29,000 (1)      $    250,000
                                                =================================                 =================================

Year ended April 27, 1997:
   Allowance for doubtful accounts deducted
      from accounts receivable                    $    250,000      $   29,000                      $29,000 (1)      $    250,000
                                                =================================                 =================================


(1) Uncollectible accounts written off, net of recoveries.

                               Index to Exhibits*

                                                                                                               Page
                                                                                                               ----
3(a)                Certificate of Incorporation of the Company, as amended (incorporated by                    --
                    reference to Exhibit 3(a) and 3(e) to the Company's Registration Statement on
                    Form SB-2 dated June 8, 1994).
3(b)                Certificate of Designation of Series A Preferred Stock of the Company filed with            --
                    the Secretary of State of the State of Delaware on March 17, 1989 (incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form SB-2
                    dated June 8, 1994).
3(c)                Certificate of Designation of Series B Preferred Stock of the Company filed with            --
                    the Secretary of State of the State of Delaware on August 29, 1991 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated
                    August 29, 1992).
3(e)                Amendment to By-Laws of the Company effective September 30, 1997 (incorporated by           --
                    reference to Exhibit 3(e) of the Company's Form 10-QSB for the quarter ended
                    November 2, 1997).
3(d)                By-Laws of the Company, as amended to date (incorporated by reference to Exhibit            --
                    3(d) of the Company's Form 10-KSB for the year ended April 28, 1996).
10(a)               Employment Agreement dated as of June 1, 1988 between the Company and William J.            --
                    Lacourciere, as amended (incorporated by reference to Exhibit 10(a) to the
                    Company's Registration Statement on Form SB-2 dated June 8, 1994).
10(b)               Amendment dated as of August 1, 1988 to the Employment Agreement between the                --
                    Company and William J. Lacourciere (incorporated by reference to Exhibit 10(b) to the Company's Registration Statement on Form SB-2 dated June 8, 1994).
10(c)               Warrant Certificate of the Company, the warrants evidenced thereby exercisable              --
                    commencing on December 29, 1989, together with Schedule of substantially identical warrants (incorporated by reference to Exhibit 10(c) to the Company's
                    Form 10-KSB for the year ended April 28, 1996).
10(d)               Warrant Certificate of the Company, the warrants evidenced thereby exercisable              --
                    commencing on May 23, 1990 (incorporated by reference to Exhibit 10(d) to the
                    Company's Form 10-KSB for the year ended April 28, 1996).

--------
* Copies of exhibits filed with this Annual Report on Form 10-K or incorporated by reference herein do not accompany copies hereof for distribution to stockholders of the Company. The Company will furnish a copy of any of such exhibits to any stockholder requesting the same for a nominal charge to cover duplicating costs.

                                Index to Exhibits
                                   (Continued)

                                                                                                               Page
                                                                                                               ----
10(e)               Warrant Certificate of the Company, the warrants evidenced thereby exercisable              --
                    commencing on September 15, 1988, together with Schedule of substantially identical warrants (incorporated by reference to Exhibit 10(e) to the Company's
                    Registration Statement on Form SB-2 dated June 8, 1994).
10(f)               First Amendment to Warrant Certificate of the Company dated as of September 19,             --
                    1989, together with Schedule of substantially identical amendments (incorporated by reference to Exhibit 10(f) to the Company's Form 10-KSB for the year ended
                    April 28, 1996).
10(g)               Warrant Certificate of the Company, the warrants evidenced thereby exercisable              --
                    commencing on May 1, 1989, together with Schedule of substantially identical warrants (incorporated by reference to Exhibit 10(g) to the Company's
                    Registration Statement on Form SB-2 dated June 8, 1994).
10(h)               First Amendment to Warrant Certificate of the Company dated as of September 19,             --
                    1989, together with Schedule of substantially identical amendments (incorporated by reference to Exhibit 10(h) to the Company's Form 10-KSB for the year ended
                    April 28, 1996).
10(i)               Warrant Certificate of the Company, the warrants evidenced thereby exercisable              --
                    commencing on January 2, 1991 (incorporated by reference to Exhibit 10(dd) to the
                    Company's Registration Statement on Form S-1 dated December 30, 1991).
10(j)               Form of Warrant Certificate of the Company, the warrants evidenced thereby                  --
                    exercisable commencing on December 2, 1991 (incorporated by reference to Exhibit
                    10(ee) to the Company's Registration Statement on Form S-1 dated December 30,
                    1991).
10(k)               Rights Agreement dated as of March 14, 1989 between the Company and The                     --
                    Connecticut Bank and Trust Company, N.A., as Rights Agent ("CBT"), which includes the form of Certificate of Designation setting forth the terms of the Series A
                    Preferred Stock, $1.00 par value, as Exhibit A, the form of Right Certificate as
                    Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
                    (incorporated by reference to Exhibit 10(l) to the Company's Registration
                    Statement on Form SB-2 dated June 8, 1994).
10(l)               Amendment to Rights Agreement dated as of October 30, 1990 among the Company, CBT           --
                    and Mellon Bank, N.A. (incorporated by reference to Exhibit 10(o) to the
                    Company's Annual Report on Form 10-K for the year ended April 28, 1991).

                                Index to Exhibits
                                   (Continued)

                                                                                                               Page
                                                                                                               ----
10(m)               Amendment to Rights Agreement dated as of August 29, 1991 between the Company and           --
                    Mellon Bank, N.A. (incorporated by reference to Exhibit 10(p) to the Company's
                    Registration Statement on Form S-1 dated December 30, 1991).
10(p)               Securities Purchase Agreement dated as of August 29, 1991 among the Company,                --
                    William W. Nicholson, Auric Partners Limited, a Michigan limited partnership, and
                    Union Trust Company (incorporated by reference to Exhibit 2 to the Company's
                    Current Report on Form 8-K dated August 29, 1991).
10(q)               Third Amended and Restated Loan and Security Agreement dated as of August 29,               --
                    1991 among the Company, NTC Technology Inc., a Delaware corporation ("NTC"), and
                    Union Trust Company (incorporated by reference to Exhibit 3 to the Company's
                    Current Report on Form 8-K dated August 29, 1991).
10(r)               First Amendment to Third Amended and Restated Loan and Security Agreement dated             --
                    as of April 29, 1993 among the Company, NTC and Union Trust Company (incorporated by reference to Exhibit 5(a) to the Company's Current Report on Form 8-K dated
                    April 28, 1993).
10(s)               1979 Stock Option Plan, as amended (incorporated by reference to Exhibit 10(ee)             --
                    to the Company's Annual Report on Form 10-K for the year ended May 2, 1993).
10(t)               1990 Stock Option Plan (incorporated by reference to Exhibit 10(ff) to the                  --
                    Company's Annual Report on Form 10-K for the year ended May 2, 1993).
10(u)               1992 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10(gg) to           --
                    the Company's Annual Report on Form 10-K for the year ended May 2, 1993)
                    (incorporated by reference to Exhibit 10(y) to the Company's Registration
                    Statement on Form SB-2 dated June 8, 1994).
10(v)               Form of Letter Agreement between the Company and Keane Securities Co., Inc.                 --
                    ("Keane") pursuant to which Keane will act as finder for the Company
                    (incorporated by reference to Exhibit 10(z) to the Company's Registration
                    Statement on Form SB-2 dated June 8, 1994).

                                Index to Exhibits
                                   (Continued)

                                                                                                               Page
                                                                                                               ----
10(w)               Fourth Amended and Restated Loan and Security Agreement dated as of June 16, 1994           --
                    among the Company, NTC and Union Trust Company (incorporated by reference to
                    Exhibit 10A to the Company's Quarterly Report on Form 10-QSB for the three month period ended July 31, 1994).
10(x)               Amendment to Securities Purchase Agreement dated as of June 16, 1994 among the              --
                    Company, William W. Nicholson, Auric Partners Limited and Union Trust Company
                    (incorporated by reference to Exhibit 10B to the Company's Quarterly Report on
                    Form 10-QSB for the three month period ended July 31, 1994).
10(y)               1994 Stock Option Plan (incorporated by reference to Exhibit 4(i) to the                    --
                    Company's Registration Statement on Form S-8, dated August 3, 1994).
10(z)               Form of Representative Warrant Agreement, certificate included (incorporated by             --
                    reference to Exhibit 4(a) to the Company's Registration Statement on Form SB-2
                    dated June 8, 1994).
10(aa)              Form of Warrant Agreement, certificate included (incorporated by reference to               --
                    Exhibit 4(b) to the Company's Registration Statement on Form SB-2 dated June 8,
                    1994).
10(bb)              Amendment No. 1 to Fourth Amended and Restated Loan and Security Agreement dated            --
                    as of July 26, 1995 among the Company, NTC and First Fidelity Bank, formerly
                    Union Trust Company (incorporated by reference to Exhibit 10(ff) to the Company's
                    Annual Report on Form 10-KSB for the year ended April 30, 1995).
10(cc)              Amendment No. 3 to Rights Agreement dated as of November 28, 1995 between the               --
                    Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10(cc) to the
                    Company's Form 10-KSB for the year ended April 28, 1996).
10(dd)              Lease dated January 4, 1996 between Nova Associates, L.L.C. and the Company                 --
                    (incorporated by reference to Exhibit 10(dd) to the Company's Form 10-KSB for the
                    year ended April 28, 1996).
10(ee)              Amendment No. 2 to Fourth Amended and Restated Loan and Security Agreement dated            --
                    as of October 25, 1996 among the Company, NTC and First Union Bank of
                    Connecticut, formerly First Fidelity Bank (incorporated by reference to Exhibit
                    10(ee) to the Company's Form 10-KSB for the year ended April 27, 1997).

                                Index to Exhibits
                                   (Continued)

                                                                                                               Page
                                                                                                               ----
10(ff)              Amendment No. 3 to Fourth Amended and Restated Loan and Security Agreement dated            --
                    as of April 25, 1997 among the Company, NTC and First Union Bank of Connecticut
                    (incorporated by reference to Exhibit 10(ff) to the Company's Form 10-KSB for the
                    year ended April 27, 1997).
10(gg)              Restricted Stock Agreement between the Company and Joseph A. Vincent                        --
                    (incorporated by reference to Exhibit 10(gg) to the Company's Form 10-KSB for the
                    year ended April 27, 1997).
10(hh)              Stockholders Agreement between the Company and the Charles F. Manning, Jr., M.D.,           --
                    Group dated as of September 30, 1997 (incorporated by reference to Exhibit 10(hh)
                    of the Company's Form 10-QSB for the quarter ended November 2, 1997).
10(ii)              Amendment dated as of November 24, 1997 to Employment Agreement dated as of June            --
                    1, 1988 between the Company and William J. Lacourciere (incorporated by reference to Exhibit 10(ii) of the Company's Form 10-Q for the quarter ended February 1,
                    1998).
10(jj)              Amendment No. 4 to Fourth Amended and Restated Loan and Security Agreement dated            --
                    as of January 1, 1998 among the Company, NTC and First Union Bank of Connecticut
                    (incorporated by reference to Exhibit 10(jj) of the Company's Form 10-K for the
                    year ended May 3, 1998).
10(kk)              1997 Long Term Incentive Plan (incorporated by reference to Exhibit A of the                --
                    Company's Proxy Statement for the Annual Meeting held October 14, 1997).
10(ll)              Form of Promissory Note under the Novametrix Medical Systems Inc. Director and              --
                    Senior Officer Stock Retention Program (incorporated by reference to Exhibit
                    10(ll) of the Company's Form 10-Q/A for the quarter ended January 2, 1999).
10(mm)              Stock Purchase Agreement dated as of June 30, 1999 by and among the Company,                --
                    Children's Medical Ventures, Inc. ("ChMV") and the Stockholders of ChMV
                    (incorporated by reference to Exhibit 10(mm) of the Company's Current Report of
                    Form 8-K dated July 15, 1999).
10(nn)              1998 Loan Agreement dated as of August 1, 1998 among the Company, NTC and First             E-7
                    Union National Bank.
10(oo)              Amended and Restated 1998 Loan Agreement dated as of October 9, 1998  among the            E-18
                    Company, NTC and First Union National Bank.

                                Index to Exhibits
                                   (Continued)

                                                                                                               Page
                                                                                                               ----
10(pp)              Second Amended and Restated 1998 Loan Agreement dated as of December 11, 1998              E-31
                    among the Company, NTC and First Union National Bank.
10(qq)              1999 Amended and Restated Loan Agreement dated as of June 30, 1999 among the               E-44
                    Company, NTC, ChMV and First Union National Bank.
10(rr)              Loan Agreement dated as of June 30, 1999 among the Company, NTC, ChMV and Webster          E-60
                    Bank.
21                  Subsidiaries of the Company.                                                               E-74
23.1                Consent of Ernst & Young LLP, Independent Auditors.                                        E-75
24                  Power of Attorney (See "Power of Attorney" in Form 10-K).                                   --
27                  Financial Data Schedule.                                                                   E-76