Form 10-Q
period 1999-08-01
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1999-09-15
CIK 310450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 1, 1999


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

Common Stock, $0.01 par value: 7,952,074 shares issued and outstanding as of September 1, 1999

                                  Page 1 of 17
                          Index to Exhibits at Page 16

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                      INDEX



                                                                            PAGE


PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

     Condensed Consolidated Statements of Operations -
     Three months ended  August 1, 1999 and August 2, 1998                     3

     Condensed Consolidated Balance Sheets -
     August 1, 1999 and May 2, 1999                                            4

     Condensed Consolidated Statements of Cash Flows -
     Three months ended August 1, 1999 and August 2, 1998                      6

     Notes to Condensed Consolidated Financial Statements -
     August 1, 1999                                                            7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         11


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     14


SIGNATURES                                                                    15

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                    THREE              THREE
                                                 MONTHS ENDED       MONTHS ENDED
                                                AUGUST 1, 1999     AUGUST 2, 1998
                                                --------------     --------------
Net sales                                         $ 7,684,741        $ 7,027,885

Costs and expenses:
  Cost of products sold                             3,232,647          2,747,874
  Research and product development                    972,191            912,146
  Selling, general and administrative               3,216,910          2,796,390
  Interest expense                                    156,963              5,389
  Other expense                                        33,920             10,401
                                                  -----------        -----------
                                                    7,612,631          6,472,200
                                                  -----------        -----------

 INCOME BEFORE INCOMES TAXES AND CUMULATIVE
 EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE            72,110            555,685

Income tax provision                                   23,100            155,600
                                                  -----------        -----------

INCOME BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE                  $    49,010        $   400,085

Cumulative effect of a change in
 accounting principle                                (223,544)
                                                  -----------        -----------
NET (LOSS) INCOME                                 $  (174,534)       $   400,085
                                                  ===========        ===========


Per common share amounts:
   Income before cumulative effect of a
  change in accounting principle
   Basic                                          $      0.01        $      0.05
   Diluted                                        $      0.01        $      0.04

 Net income
   Basic                                          $     (0.02)       $      0.05
   Diluted                                        $     (0.02)       $      0.04



See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



  ASSETS                                       AUGUST 1, 1999        MAY 2, 1999
  ------                                       --------------        -----------

CURRENT ASSETS
 Cash and cash equivalents                      $    270,403        $    269,399
 Accounts receivable, less allowance for
  losses of $300,000 at August 1, 1999 and
  $250,000 at May 2, 1999                         12,748,260          11,613,251

 Current portion of notes receivable                 329,072             380,003

 Inventories:
  Finished products                                5,242,983           4,193,808
  Work in process                                  1,735,496           1,224,991
  Materials                                        4,570,907           3,933,648
                                                ------------        ------------
                                                  11,549,386           9,352,447

 Deferred income taxes, net                        1,768,688           1,768,688
 Prepaid expenses                                    911,184             915,610
                                                ------------        ------------
 TOTAL CURRENT ASSETS                             27,576,993          24,299,398

  Notes receivable, less current portion           1,598,876           1,501,118

  Equipment                                       11,189,444          10,614,053
  Accumulated depreciation                        (7,441,294)         (6,931,927)
                                                ------------        ------------
                                                   3,748,150           3,682,126

  License, technology, patents and other           8,677,086           8,526,620
  Accumulated amortization                        (4,008,933)         (3,982,188)
                                                ------------        ------------
                                                   4,668,153           4,544,432

  Goodwill, net of amortization of $25,757         7,701,327

  Deferred income taxes, net                       2,030,900           1,948,800
                                                ------------        ------------
                                                $ 47,324,399        $ 35,975,874
                                                ============        ============

See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                   (CONTINUED)


LIABILITIES AND SHAREHOLDERS' EQUITY               AUGUST 1, 1999        MAY 2, 1999
------------------------------------               --------------        -----------

CURRENT LIABILITIES
  Accounts payable                                   $  2,710,381        $  2,384,925
  Accrued expenses                                      3,310,771           2,844,124
  Notes payable to bank, current portion                6,920,000           3,800,000
  Capital lease obligation, current portion                37,838              36,810
                                                     ------------        ------------
   TOTAL CURRENT LIABILITIES                           12,978,990           9,065,859

Notes payable to bank, less current portion             9,730,000           2,200,000
Capital lease obligation, less current portion             41,109              54,071


SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized
  20,000,000 shares, issued  9,246,951 at
  August 1, 1999 and 9,232,659 at
  May 2, 1999, including Treasury shares                   92,470              92,327

  Additional paid-in capital                           35,058,716          34,965,970

  Retained-earnings deficit                            (3,434,776)         (3,260,243)

  Treasury stock - 1,299,355 shares                    (7,142,110)         (7,142,110)
                                                     ------------        ------------
                                                       24,574,300          24,655,944

                                                     ------------        ------------
                                                     $ 47,324,399        $ 35,975,874
                                                     ============        ============


See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          THREE              THREE
                                                                                       MONTHS ENDED        MONTHS ENDED
                                                                                      AUGUST 1, 1999      AUGUST 2, 1998
OPERATING ACTIVITIES
 Net (loss) income                                                                    $   (174,534)       $    400,085
 Adjustments to reconcile net (loss) income
  to net cash (used) provided by operating activities:
 Depreciation                                                                              257,438             172,347
 Amortization                                                                              168,548             118,729
 Deferred income taxes                                                                      23,100             129,600
Cumulative effect of change in accounting principle                                        223,544
Net investment in sales-type lease                                                                            (911,986)
Changes in operating assets and liabilities:
    Accounts and notes receivable                                                         (121,854)          2,330,110
    Inventories                                                                         (1,015,586)           (910,820)
    Prepaid expenses                                                                      (246,328)           (160,372)
    Accounts payable                                                                       (90,874)           (227,615)
    Accrued expenses                                                                      (174,072)           (315,502)
                                                                                      ------------        ------------

NET CASH (USED) PROVIDED BY
 OPERATING ACTIVITIES                                                                    (1,150,618)            624,576

INVESTING ACTIVITIES
 Purchases of equipment                                                                   (198,453)           (367,195)
 Purchases of licenses, technology, patents and other                                     (211,246)           (180,242)
 Purchase of Children's Medical Ventures, Inc.,
 less cash acquired                                                                     (9,118,386)
                                                                                      ------------        ------------
NET CASH USED BY INVESTING ACTIVITIES                                                   (9,528,085)           (547,437)
FINANCING ACTIVITIES
 Revolving line of credit, net                                                           1,200,000
 Proceeds from notes payable                                                             9,600,000
 Principal payments on borrowings                                                         (161,934)             (8,216)
 Net proceeds from sales of Common Stock                                                    41,641              75,901
                                                                                      ------------        ------------

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                                             10,679,707              67,685
                                                                                      ------------        ------------

INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                          1,004             144,824

Cash and cash equivalents at beginning of period                                           269,399           1,783,596
                                                                                      ------------        ------------
Cash and cash equivalents at end of period                                            $    270,403        $  1,928,420
                                                                                      ============        ============

See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 AUGUST 1, 1999



NOTE 1 -- BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended August 1, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 2, 1999.


NOTE 2 - ACQUISITION OF BUSINESS: On June 30, 1999, the Company acquired 100% of the capital stock of Children's Medical Ventures, Inc. ("ChMV"), a privately owned developer and marketer of neonatal and pediatric care products and services. The purchase price was comprised of $8.7 million in cash and a five year warrant to purchase 25,000 shares of the Company's Common Stock at an exercise price of $4.3625 per share. The purchase price and related costs were financed with two term loans aggregating $9.6 million. The acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair values at the date of acquisition. The excess of the fair value of the net assets acquired (goodwill) was approximately $7.7 million and is being amortized on a straight-line basis over 25 years. The accompanying condensed consolidated statements of operations do not include any revenues or expenses related to this acquisition prior to the closing date. Following are the Company's unaudited pro forma results for the first three months of fiscal 2000 and 1999 assuming that the acquisition had taken place at the beginning of each period:

                                                 Three           Three
                                              Months Ended     Months Ended
                                             August 1, 1999   August 2, 1998
                                                 ($000's)        ($000's)
                                                 --------        --------
Net revenue                                       $ 8,924        $ 8,004
Income (loss) before cumulative effect of a
   change in accounting principle                    (123)           277
Net (loss) income                                    (346)           277

                                                      Three               Three
                                                   Months Ended         Months Ended
                                                  August 1, 1999       August 2, 1998
                                                     ($000's)              ($000's)
                                                  --------------       --------------
Per common share amounts:
 Income (loss) before cumulative effect of a
    change in accounting principle
    Basic                                                 ($0.02)               $0.03
    Diluted                                               ($0.02)               $0.03

 Net (loss) income
    Basic                                                 ($0.04)               $0.03
    Diluted                                               ($0.04)               $0.03


Weighted average common shares:
 Basic                                                 7,939,814            8,849,661
 Diluted                                               8,130,074            9,373,159


  These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been in effect as of the first day of each of the periods presented above.


NOTE 3 - REPORTABLE SEGMENTS: The Company is domiciled in the United States and operates in one industry segment - the design, manufacture and marketing of cost effective medical products that improve patient outcomes, including non-invasive monitors, sensors, accessories and developmental care products. The Company's acquisition of ChMV did not affect the composition of Company's reportable segments.


NOTE 4 - ACCOUNTING CHANGE: Effective May 3, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities". The SOP requires the Company to write-off any start-up costs which had been previously capitalized and to expense any future start-up costs as incurred. Earnings during the first quarter of fiscal 2000 were reduced by $223,544 (approximately $329,000 before taxes) or $0.03 per diluted share as a result of the adoption of SOP 98-5.

NOTE 5 - PER SHARE AMOUNTS: The following table sets forth the calculation of basic and diluted earnings per share for the three months ended August 1, 1999 and August 2, 1998:


                                                       Three                Three
                                                    Months Ended         Months Ended
                                                   August 1, 1999       August 2, 1998
                                                   --------------       --------------
EARNINGS PER COMMON SHARE - BASIC
   Income before cumulative effect of a
  change in accounting principle                    $        0.01        $        0.05

   Cumulative effect of a change in
  accounting principle                              $       (0.03)
                                                    -------------        -------------

   Net income per common share                      $       (0.02)       $        0.05
                                                    =============        =============


EARNINGS PER COMMON SHARE - ASSUMING DILUTION
   Income before cumulative effect of a
  change in accounting principle                    $        0.01        $        0.04

   Cumulative effect of a change in
  accounting principle                              $       (0.03)
                                                    -------------        -------------

   Net income per common share                      $       (0.02)       $        0.04
                                                    =============        =============


Weighted Average Common Stock and Common
   Stock Equivalent Shares Outstanding:
   Basic                                                7,939,814            8,849,661
   Effect of dilutive securities                          190,260              523,498
                                                    -------------        -------------
   Diluted                                              8,130,074            9,373,159
                                                    =============        =============



NOTE 6 - DEBT AND CAPITAL LEASE OBLIGATION: On June 30, 1999, the Company purchased Children's Medical Ventures, Inc. for $8.7 million in cash and a warrant to purchase 25,000 shares of the Company's Common Stock. The acquisition and related costs were financed with two term loans, each in the amount of $4.8 million, aggregating $9.6 million. Under an amended and restated agreement with the Company's primary lender, the Company borrowed $4.8 million in the form of a five year term loan which is payable in monthly installments of $80,000 plus interest at the London Interbank Offered Rate ("LIBOR") plus 1.8% (6.98% at August 1, 1999) and expires during June 2004. The

Company also entered into a $4.8 million five year term loan with another bank which is payable in monthly installments of $80,000 plus interest at LIBOR plus 1.6% (6.80% at August 1, 1999) and expires during June 2004.

  In addition, the Company increased the amount of credit available under its revolving credit agreement from $5.0 million to $6.0 million, modified the interest rate to LIBOR plus 1.60% (6.80% at August 1, 1999) and extended the maturity date to August 2001.

  Pursuant to the terms of the amended and restated bank agreements and the new term loan agreement, the Company is required, among other things, to maintain certain financial ratios, minimum levels of working capital and net worth, and is restricted from the payment of dividends.


DEBT AND CAPITAL LEASE OBLIGATION CONSIST OF:

                                         August 1, 1999      May 2, 1999
                                         --------------      -----------
Term loans payable to banks                $12,250,000       $ 2,800,000

Note payable to bank under revolving
  credit agreement                           4,400,000         3,200,000

Capital lease obligation                        78,947            90,881
                                           -----------       -----------
                                            16,728,947         6,090,881
Less current portion                         6,957,838         3,836,810
                                           -----------       -----------
                                           $ 9,771,109       $ 2,254,071
                                           ===========       ===========

                         NOVAMETRIX MEDICAL SYSTEMS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

  Net sales for the first quarter of fiscal 2000 increased 9% to approximately $7,685,000 compared to net sales of approximately $7,028,000 for the first quarter of fiscal 1999. The increase was primarily due to the incremental net sales provided by Children's Medical Ventures, Inc. ("ChMV") which was acquired by the Company on June 30, 1999. While sales to international markets, OEM customers, and domestic non-hospital markets all demonstrated growth over the first quarter of the prior fiscal year, domestic hospital sales were below both prior year and expected sales levels. Domestic sales, which experienced strong levels of growth for fiscal 1999, are expected to rebound during the balance of fiscal 2000.

  Cost of products sold as a percentage of net sales was 42% for the first quarter of fiscal 2000 compared to 39% for the first three months of fiscal 1999. The increase in the cost of products sold for the three months ended August 1, 1999 was primarily related to decreased domestic sales as a percentage of total sales and product mix. The Company is continuing to pursue product cost reductions.

  Research and product development ("R&D") expenses increased by approximately $60,000 or 7% for the first quarter of fiscal 2000 compared to the first quarter of the prior fiscal year. The increase was caused by higher levels of salaries and related fringe benefits, increased expenditures for engineering materials and R&D expenses associated with ChMV, which were partially offset by reduced expenditures for outside professional services and travel expenses.

  Selling, general and administrative ("S,G&A") expenses increased approximately $421,000, or 15%, for the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. Approximately 56% of the increase pertained to ChMV expenses. S,G&A expenses, excluding ChMV, increased approximately 7% over the first quarter of the prior year primarily as a result of increased international dealer commissions, and increased marketing expenses, primarily salaries and related benefits, outside professional services and promotional related expenditures. Partially offsetting these increases were reductions in domestic sales commissions on the lower sales volume and reductions in G&A expenses, primarily outside professional services and legal expenses.

  Interest expense increased approximately $152,000 for the quarter ended August 1, 1999 compared to the corresponding quarter of the prior fiscal year. Increased borrowings associated with the Company's Common Stock repurchase program, certain customer sales financing agreements, general working capital requirements and the acquisition of ChMV were responsible for the increase in interest expense for this period.

   Income tax expense for the first three months of fiscal 2000, excluding the cumulative effect of a change in accounting principle, decreased approximately $133,000 from the first three months of the prior year as a result of the lower pre-tax earnings. The Company expects its income tax rate to approximate 32% for fiscal 2000. Due to net operating loss carryforwards for federal income tax purposes, the Company expects income taxes payable, calculated on an alternative minimum tax basis, to be minimal for fiscal 2000.

  Net income for the three months ended August 1, 1999 was impacted by the adoption of an accounting standard which required the expensing of start-up costs which were previously capitalized, resulting in a one-time charge of approximately $224,000 or $0.03 per diluted share. The adoption, effective for the Company as of May 3, 1999, resulted in a reported net loss of approximately $175,000 or $0.02 per diluted share as compared to net income of approximately $400,000 or $0.04 per diluted share for the three months ended August 2, 1998.

  Except for orders pursuant to long-term OEM agreements, the Company traditionally ships its products on a current basis. As such, the Company does not consider its backlog levels to be a meaningful indicator of future sales.


LIQUIDITY AND CAPITAL RESOURCES

  The Company had working capital of approximately $14,598,000 at August 1, 1999 compared to approximately $15,234,000 at May 2, 1999. The decrease in working capital of approximately $636,000 was primarily attributable to an increase in bank debt resulting from the Company's acquisition of ChMV, partially offset by the increase in working capital provided by ChMV and an increase in inventory (before the effect of the acquisition). This resulted in a current ratio of 2.1 to 1 at August 1, 1999 compared to 2.7 to 1 at May 2, 1999.

  Approximately $1,151,000 of cash was used by the combined operations for the three months ended August 1, 1999 compared to approximately $625,000 of cash provided by operations for the corresponding period of the prior fiscal year. Increases in inventory and prepaid expenses and decreases in accrued expenses (before the effect of the acquisition), and a reduction in income before taxes, depreciation and amortization, were primarily responsible for the reduction in cash provided from operations.

  Net cash provided by financing activities was approximately $10,680,000 for the first three months of fiscal 2000, the majority of which was used to fund the acquisition of ChMV net of the effects of related transaction costs and cash acquired by the Company.

   The Company expects cash from operations and funds available under the Company's revolving credit agreement to adequately support its planned operating and debt service requirements for the balance of fiscal 2000. In addition, management believes that additional funds, if needed, could be obtained on commercially reasonable terms.

YEAR 2000 COMPLIANCE

  Year 2000 compliance is a potentially significant issue for most, if not all companies, the impact of which cannot be predicted with any degree of certainty. The risk to the Company resulting from the failure of its own systems or those of third parties with which it does business to attain Year 2000 readiness is similar to that of other manufacturing firms or business enterprises. The risks include, but are not limited to, disruptions in transacting or processing information, disruptions in the supply of material from major vendors and delays in shipment to customers due to the Year 2000 non-compliance. The Company has established a Year 2000 program designed to assess the potential impact on its business, results of operations and financial condition. The Company has conducted a thorough review of its installed base of monitoring equipment and has determined that its current products are Year 2000 compliant. The results of the Company's examination have been posted on its web site for its customers to review. During fiscal 1999, the Company completed the installation of a new fully-integrated operating system and has recently completed an upgrade of its communication systems to achieve Year 2000 compliance. To date, the Company has capitalized approximately $375,000 to upgrade its operating and information systems and does not expect to incur additional capital or non-capital expenditures of a material amount for Year 2000 compliance purposes. As a result of these expenditures, management believes that the Year 2000 issue will not pose significant operational problems for its internal operating systems. The Company has also contacted its major suppliers to assess their Year 2000 readiness and is continuing to address this issue with other suppliers and third parties with which the Company conducts business. While the Company has not identified any Year 2000 issues as a result of this effort, the Company cannot be certain that its suppliers will attain Year 2000 readiness and is developing contingency plans to mitigate exposure resulting from non-compliance including considering the substitution of those suppliers that provide an unacceptable response. However, it would be impractical for the Company to attempt to address all potential Year 2000 problems of its own suppliers and other third parties. The Company will continue to refine its contingency plans as conditions warrant.

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

(b) Reports on Form 8-K: On July 15, 1999, the Company filed Form 8-K to report the acquisition of Children's Medical Ventures, Inc. dated July 1, 1999. On September 15, 1999 the Company filed Form 8-KA to amend
         Item 7, sections (a) and (b) to include financial statements and pro forma financial information relating to such acquisition.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NOVAMETRIX MEDICAL SYSTEMS INC.


Dated:   September 11, 1999              /s/William J. Lacourciere
--------------------------                 -------------------------------------
                                           William J. Lacourciere
                                           Chairman of the Board,
                                           President and Chief Executive Officer

Dated:   September 11, 1999              /s/Jeffery A. Baird
--------------------------                 -------------------------------------
                                           Jeffery A. Baird
                                           Chief Financial Officer and
                                           Principal Accounting Officer

                                INDEX TO EXHIBITS

                                                                 PAGE


    27   Financial Data Schedule                                  17