Form 10-Q
period 1999-10-31
NOVAMETRIX MEDICAL SYSTEMS INC
filed 1999-12-14
CIK 310450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999
                               ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission file number 20-8969
                       -------

                         NOVAMETRIX MEDICAL SYSTEMS INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      06-0977422
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                    5 Technology Drive, Wallingford, CT 06492
                    -----------------------------------------
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (203) 265-7701
                                                           --------------

--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year if changed since last report)

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

Common Stock, $0.01 par value: 7,970,427 shares issued and outstanding as of December 1, 1999

                                  Page 1 of 18
                          Index to Exhibits at Page 17

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                      INDEX

                                                                         PAGE

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         Condensed Consolidated Statements of Income -
            Quarters ended October 31, 1999 and November 1, 1998           3
            Six months ended October 31, 1999 and November 1, 1998         4
         Condensed Consolidated Balance Sheets -
           October 31, 1999 and May 2, 1999                                5

         Condensed Consolidated Statements of Cash Flows -
           Six months ended October 31, 1999 and November 1, 1998          7
         Notes to Condensed Consolidated Financial Statements -
            October 31, 1999                                               8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                           12

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 15


SIGNATURES                                                                16

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   QUARTER ENDED                  QUARTER ENDED
                                                  OCTOBER 31, 1999              NOVEMBER 1, 1998
                                                  ----------------              ----------------

Net sales                                          $   10,508,325                $    8,134,062

Costs and expenses:
  Cost of products sold                                 4,377,492                     3,316,664
  Research and product development                      1,040,494                     1,066,771
  Selling, general and administrative                   3,910,102                     2,751,801
  Interest expense                                        296,402                        19,688
  Other expense                                            56,307                        13,066

                                                   --------------                --------------
                                                        9,680,797                     7,167,990

                                                   --------------                --------------
Income before income taxes                                827,528                       966,072

Income tax provision                                      265,000                       270,500
                                                   --------------                --------------

Net income                                         $      562,528                $      695,572
                                                   ==============                ==============


Per common share amounts:

        Basic                                      $         0.07                $         0.08
                                                   ==============                ==============

        Diluted                                    $         0.07                $         0.08
                                                   ==============                ==============



See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                SIX MONTHS ENDED              SIX MONTHS ENDED
                                                                                OCTOBER 31, 1999              NOVEMBER 1, 1998
                                                                                ----------------              ----------------

Net sales                                                                       $     18,193,066              $     15,161,947

Costs and expenses:
  Cost of products sold                                                                7,610,139                     6,064,538
  Research and product development                                                     2,012,685                     1,978,917
  Selling, general and administrative                                                  7,127,012                     5,548,191
  Interest expense                                                                       453,365                        25,077
  Other expense                                                                           90,227                        23,467
                                                                                ----------------              ----------------
                                                                                      17,293,428                    13,640,190

Income before income taxes and cumulative                                       ----------------              ----------------
  effect of a change in accounting principle                                             899,638                     1,521,757

Income tax provision                                                                     288,100                       426,100
                                                                                ----------------              ----------------

Income before cumulative effect of a
  change in accounting principle                                                $        611,538              $      1,095,657

Cumulative effect of a change in
    accounting principle                                                                (223,544)
                                                                                ----------------              ----------------
Net income                                                                      $        387,994              $      1,095,657
                                                                                ================              ================

Per common share amounts:
   Income before cumulative effect of a
     change in accounting principle
        Basic                                                                          $    0.08                     $    0.13
        Diluted                                                                        $    0.08                     $    0.12

   Cumulative effect of a change in
     accounting principle
        Basic                                                                          $   (0.03)
        Diluted                                                                        $   (0.03)

   Net income
         Basic                                                                         $    0.05                     $    0.13
         Diluted                                                                       $    0.05                     $    0.12


See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

  ASSETS                                                                        OCTOBER 31, 1999             MAY 2, 1999
  ------                                                                        ----------------             -----------

  CURRENT ASSETS

    Cash and cash equivalents                                                   $        228,021             $   269,399
    Accounts receivable, less allowance for
        losses of $300,000 at October 31, 1999 and
        $250,000 at May 2, 1999                                                       13,435,890              11,613,251

    Current portion of notes receivable                                                  174,394                 380,003

    Inventories:
        Finished products                                                              5,136,230               4,193,808
        Work in process                                                                1,552,362               1,224,991
        Materials                                                                      4,959,984               3,933,648
                                                                                ----------------             -----------
                                                                                      11,648,576               9,352,447

    Deferred income taxes, net                                                         1,768,688               1,768,688
    Prepaid expenses                                                                   1,220,131                 915,610
                                                                                ----------------             -----------
    TOTAL CURRENT ASSETS                                                              28,475,700              24,299,398

  Notes receivable, less current portion                                               1,663,902               1,501,118

  Equipment                                                                           11,428,440              10,614,053
        Accumulated depreciation                                                      (7,786,355)             (6,931,927)
                                                                                ----------------            ------------
                                                                                       3,642,085               3,682,126

  License, technology, patents and other                                               8,747,759               8,526,620
        Accumulated amortization                                                      (4,126,855)             (3,982,188)
                                                                                ----------------            ------------
                                                                                       4,620,904               4,544,432

  Goodwill, net of amortization of $102,688                                            7,598,961

  Deferred income taxes, net                                                           1,795,900               1,948,800
                                                                                ----------------            ------------
                                                                                     $47,797,452            $ 35,975,874
                                                                                ================            ============


See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                   (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY                        OCTOBER 31, 1999             MAY 2, 1999
------------------------------------                        ----------------             -----------
CURRENT LIABILITIES

  Accounts payable                                              $  2,954,417            $  2,384,925
  Accrued expenses                                                 3,395,520               2,844,124
  Notes payable to bank, current portion                           7,120,000               3,800,000
  Capital lease obligation, current portion                           38,629                  36,810
                                                                ------------            ------------
   TOTAL CURRENT LIABILITIES                                      13,508,566               9,065,859

Notes payable to bank, less current portion                        9,100,000               2,200,000
Capital lease obligation, less current portion                        31,150                  54,071


SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized
        20,000,000 shares, issued  9,269,782 at
        October 31, 1999 and 9,232,659 at
        May 2, 1999, including Treasury shares                        92,698                  92,327

  Additional paid-in capital                                      35,079,397              34,965,970

  Retained-earnings deficit                                       (2,872,249)             (3,260,243)

  Treasury stock - 1,299,355 shares                               (7,142,110)             (7,142,110)
                                                                ------------            ------------
                                                                  25,157,736              24,655,944
                                                                ------------            ------------
                                                                $ 47,797,452            $ 35,975,874
                                                                ============            ============


See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   SIX MONTHS ENDED         SIX MONTHS ENDED
                                                                                   OCTOBER 31, 1999         NOVEMBER 1, 1998
                                                                                   ----------------         ----------------
OPERATING ACTIVITIES
 Net income                                                                            $    387,994            $   1,095,657
 Adjustments to reconcile net income to net
  cash (used) provided by operating activities:
    Depreciation                                                                            534,187                  350,929
    Amortization                                                                            409,175                  241,304
    Deferred income taxes                                                                   258,100                  361,100
    Cumulative effect of change in accounting principle                                     223,544
    Net investment in sales-type lease                                                                              (927,087)
    Changes in operating assets and liabilities:
          Accounts and notes receivable                                                    (719,832)                 744,454
          Inventories                                                                    (1,114,777)                (872,397)
          Prepaid expenses                                                                 (555,275)                (159,135)
          Accounts payable                                                                  153,162                 (257,093)
          Accrued expenses                                                                  (89,322)                (300,462)

 NET CASH (USED) PROVIDED BY                                                       ----------------         ----------------
     OPERATING ACTIVITIES                                                                  (513,044)                 277,270

INVESTING ACTIVITIES
 Purchases of equipment                                                                    (369,137)                (837,160)
 Purchases of licenses, technology, patents and other                                      (302,258)                (440,277)
 Purchase of Children's Medical Ventures, Inc.
    less cash acquired                                                                   (9,118,386)
                                                                                    ----------------         ----------------
NET CASH USED BY INVESTING ACTIVITIES                                                    (9,789,781)              (1,277,437)
FINANCING ACTIVITIES
 Revolving line of credit, net                                                            1,400,000
 Proceeds from notes payable                                                              9,600,000                3,474,000
 Principal payments on borrowings                                                          (801,102)                 (16,603)
 Net proceeds from sales of Common Stock                                                     62,549                   81,687
 Purchase of Treasury Stock                                                                                       (4,141,189)

NET CASH PROVIDED (USED) BY                                                        ----------------         ----------------
    FINANCING ACTIVITIES                                                                 10,261,447                 (602,105)

DECREASE IN CASH AND                                                               ----------------         ----------------
   CASH EQUIVALENTS                                                                         (41,378)              (1,602,272)

Cash and cash equivalents at beginning of period                                            269,399                1,783,596
                                                                                   ----------------         ----------------
Cash and cash equivalents at end of period                                         $        228,021         $        181,324
                                                                                   ================         ================

See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 31, 1999

NOTE 1 --BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 2, 1999.

NOTE 2 -- ACQUISITION OF BUSINESS: On June 30, 1999, the Company acquired 100% of the capital stock of Children's Medical Ventures, Inc., a privately held developer and marketer of neonatal and pediatric care products and services. The purchase price was comprised of $8.7 million in cash and a warrant to purchase 25,000 shares of the Company's Common Stock at an exercise price of $4.3625 per share. The purchase price and related costs were financed with two term loans aggregating $9.6 million. The acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair values at the date of acquisition. The excess of the fair value of the net assets acquired (goodwill) was approximately $7.7 million and is being amortized on a straight-line basis over 25 years. The accompanying condensed consolidated statements of income do not include any revenues or expenses related to this acquisition prior to the closing date. Following are the Company's unaudited pro forma results for the quarter and six months ended October 31, 1999 and November 1, 1998 assuming that the acquisition had taken place at the beginning of each period:

                                                           OCTOBER 31, 1999                     NOVEMBER 1, 1998
                                                               ($000'S)                             ($000'S)

                                                        Quarter       Six Months             Quarter        Six Months
                                                         Ended          Ended                 Ended            Ended
                                                         -----          -----                 -----            -----

Net revenue                                            $ 10,508        $ 19,432               $ 9,893        $ 17,897
Income before cumulative effect of a
  change in accounting principle                            563             439                   628             905
Net income                                                  563             216                   628             905

                                                           OCTOBER 31, 1999                        NOVEMBER 1, 1998
                                                        Quarter         Six Months             Quarter           Six Months
                                                         Ended              Ended               Ended                Ended
                                                         -----              -----               -----                -----

Per common share amounts:
    Income before cumulative effect of
      a change in accounting principle
        Basic                                          $ 0.07              $ 0.06               $ 0.07                $ 0.10
        Diluted                                        $ 0.07              $ 0.05               $ 0.07                $ 0.10

    Net income
        Basic                                          $ 0.07              $ 0.03               $ 0.07                $ 0.10
        Diluted                                        $ 0.07              $ 0.03               $ 0.07                $ 0.10

Weighted average common shares:
    Basic                                           7,952,768           7,946,291            8,409,010             8,629,336
    Diluted                                         8,129,591           8,138,253            8,640,168             8,982,119


     These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been in effect as of the first day of each of the periods presented above.

NOTE 3 -- REPORTABLE SEGMENTS: The Company is domiciled in the United States and operates in one industry segment - the design, manufacture and marketing of cost effective medical products that improve patient outcomes, including non-invasive monitors, sensors, accessories and developmental care products. The Company's acquisition of Children's Medical did not affect the composition of the Company's reportable segments.

NOTE 4 -- ACCOUNTING CHANGE: Effective May 3, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities". The SOP requires the Company to write-off any start-up costs which had been previously capitalized and to expense any future start-up costs as incurred. Earnings during the first quarter of fiscal 2000 were reduced by $223,544 (approximately $329,000 before taxes) or $0.03 per diluted share as a result of the adoption of SOP 98-5.

NOTE 5 -- PER SHARE AMOUNTS: The calculation of basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The calculation of diluted earnings per share excludes anti-dilutive options and warrants whose exercise price exceeds the average market price.

     The following table sets forth the calculation of basic and diluted earnings per share for the quarter and six months ended October 31, 1999 and November 1, 1998:

                                                             OCTOBER 31, 1999                NOVEMBER 1, 1998

                                                         Quarter       Six Months         Quarter      Six Months
                                                          Ended          Ended             Ended         Ended
                                                          -----          -----             -----         -----

EARNINGS PER COMMON SHARE - BASIC
  Income before cumulative effect of                    $    0.07      $    0.08         $    0.08     $    0.13
    a change in accounting principle

  Cumulative effect of a change in
    accounting principle                                               $   (0.03)
                                                        ---------      ---------         ---------     ---------
  Net income per common share                           $    0.07      $    0.05         $    0.08     $    0.13
                                                        =========      =========         =========     =========

EARNINGS PER COMMON SHARE -
  ASSUMING DILUTION
   Income before cumulative effect of                   $    0.07      $    0.08         $    0.08     $    0.13
     a change in accounting principle
    Cumulative effect of a change in
      accounting principle                                             $   (0.03)
                                                        ---------      ---------         ---------     ---------
    Net income per common share                         $    0.07      $    0.05         $    0.08     $    0.13
                                                        =========      =========         =========     =========

WEIGHTED AVERAGE COMMON STOCK
  AND COMMON STOCK EQUIVALENT
  SHARES OUTSTANDING:
     Basic                                              7,952,768      7,946,291         8,409,010     8,629,336
     Effect of dilutive securities                        176,823        191,962           231,158       352,783
                                                        ---------      ---------         ---------     ---------
     Diluted                                            8,129,591      8,138,253         8,640,168     8,982,119
                                                        =========      =========         =========     =========



NOTE 6-- DEBT AND CAPITAL LEASE OBLIGATION: On June 30, 1999, the Company purchased Children's Medical Ventures, Inc. for $8.7 million in cash and a warrant to purchase 25,000 shares of the Company's Common Stock. The acquisition and related costs were financed with two term loans, each in the amount of $4.8 million, aggregating $9.6 million. Under an amended and restated agreement with the Company's primary lender, the Company borrowed an additional $4.8 million in the form of a five year term loan which is payable in monthly installments of $80,000 plus interest at the London Interbank Offered Rate ("LIBOR") plus 1.8% (7.2% at October 31, 1999) and expires during June 2004. In addition, the Company increased the amount of credit available under the revolving credit agreement from $5.0 million to $6.0 million, modified the interest rate to LIBOR plus 1.60% (7.0% at

October 31, 1999) and extended the maturity date to August 2001. The Company also entered into a $4.8 million five year term loan with another bank which is payable in monthly installments of $80,000 plus interest at LIBOR plus 1.6% (7.0% at October 31, 1999) and expires during June 2004. Pursuant to the terms of the amended and restated bank agreements and the new term loan agreement, the Company is required, among other things, to maintain certain financial ratios, minimum levels of working capital and net worth, and is restricted from the payment of dividends.

DEBT AND CAPITAL LEASE OBLIGATION CONSIST OF:

                                       October 31, 1999            May 2, 1999
                                       ----------------            -----------

Term loans payable to banks             $  11,620,000             $  2,800,000

Note payable to bank under revolving
  credit agreement                          4,600,000                 3,200,000

Capital lease obligation                       69,779                    90,881
                                         ------------              ------------
                                           16,289,779                 6,090,881

Less current portion                        7,158,629                 3,836,810
                                         ------------              ------------
                                         $  9,131,150              $  2,254,071
                                         ============              ============

NOTE 7 - WARRANTS: On September 29, 1999, the Company announced that the Board of Director's approved the extension of the expiration date of it's Class B Warrants to December 8, 2000. The Warrants, which trade on the Nasdaq Stock Market under the symbol "NMTXZ", were previously scheduled to expire on December 8, 1999.

                         NOVAMETRIX MEDICAL SYSTEMS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales for the second quarter of fiscal 2000 increased by approximately $2,374,000 to $10,508,000 compared to net sales of approximately $8,134,000 for the second quarter of fiscal 1999. The increase was primarily due to sales from the Children's Medical Group ("CMG"), acquired by the Company on June 30, 1999. Sales to the domestic hospital marketplace increased over the second quarter of the prior fiscal year while sales to Original Equipment Manufacturer ("OEM") customers were below sales for the second quarter of the prior fiscal year. Net sales for the first six months of fiscal 2000 increased by approximately $3,031,000 to $18,193,000 compared to net sales of $15,162,000 for the first six months of the prior fiscal year. The increase in sales was primarily related to the addition of CMG sales in fiscal 2000.

     Cost of products sold as a percentage of net sales was 42% for the second quarter of fiscal 2000 compared to 41% for the second quarter of fiscal 1999. Cost of products sold as a percentage of net sales was 42% for the first six months of fiscal 2000 compared to 40% for the corresponding period of the prior fiscal year. The increase in the cost of products sold as a percentage of sales for the quarter and six months ended October 31, 1999 was primarily product mix related. The Company is continuing to pursue product cost reductions and manufacturing efficiency improvements.

     Research and product development ("R&D") expenses decreased by approximately $26,000 or 2% for the second quarter of fiscal 2000 compared to the second quarter of the prior fiscal year. The decrease was generated by reduced expenditures for outside services partially offset by the additional R&D expenses associated with CMG. R&D expenses increased by approximately $34,000 for the first six months of fiscal 2000 compared to the first six months of the prior fiscal year. Increased salaries and related benefits, depreciation, and the additional R&D expenses of CMG were partially offset by lower expenditures for outside professional services.

     Selling, general and administrative ("S,G&A") expenses increased approximately $1,158,000 for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. Approximately 56% of the increase pertained to the addition of CMG expenses. S,G&A expenses excluding CMG increased approximately 19% over the second quarter of the prior year primarily as a result of increased domestic selling expenses associated with the increased sales volume and the incremental sales staff required to support the Non-Invasive Cardiac Output monitor (NICO(tm)) launch; international sales expenses including dealer commissions and travel and entertainment; and general administrative ("G&A") expenses including outside professional services. S,G & A expenses increased approximately $1,579,000 for the six months ended October 31, 1999 compared to the six months ended November 1, 1998. CMG expenses accounted for approximately 56% of the increase. S,G&A expenses excluding CMG increased approximately 13% for the first six months of fiscal 2000 compared to the first six months of the prior fiscal year. Increased domestic selling expenses related to the increased sales volume and the expansion of the domestic sales force, increased international sales expenses primarily associated with dealer commissions and increased marketing expenses including outside professional services and promotional costs were primarily responsible for the remainder of the increase. Partially offsetting these increases were reductions in G&A expenses including travel and entertainment and legal expenses.

     Interest expense increased approximately $277,000 and $428,000, respectively, for the quarter and six months ended October 31, 1999 compared to the corresponding periods of the prior fiscal year. Increased borrowings associated with the Company's common stock repurchase program, certain customer sales financing agreements, general working capital requirements and the acquisition of Children's Medical were responsible for the increase in interest expense for these periods.

      Income tax expense for the quarter and six months ended October 31, 1999, excluding the cumulative effect of a change in accounting principle, decreased approximately $6,000 and $138,000, respectively, from the quarter and six months of the prior year ended November 1, 1998 as a result of lower pre-tax earnings. The Company expects its income tax rate to approximate 32% for fiscal 2000. Due to net operating loss carryforwards for federal income tax purposes, the Company expects income taxes payable, calculated on an alternative minimum tax basis, to be minimal for fiscal 2000.

     Net income for the quarter ended October 31, 1999 was approximately $563,000 or $0.07 per diluted share compared to net income of approximately $696,000 or $0.08 per diluted share for the quarter ended November 1, 1998. Net income before the cumulative effect of a change in accounting principle was approximately $612,000 or $0.08 per diluted share. This was impacted by the adoption of an accounting standard which required the expensing of start-up costs which were previously capitalized. The adoption resulted in a one-time charge of approximately $224,000 or $0.03 per diluted share in the first quarter. This resulted in net income of approximately $388,000 or $0.05 per diluted share for the first six months of fiscal 2000 compared to net income for the first six months of fiscal 1999 of approximately $1,096,000 or $0.12 per diluted share.

      Except for orders pursuant to long-term agreements, the Company traditionally ships its products on a current basis. As such, the Company does not consider its backlog levels to be a meaningful indicator of future sales.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of approximately $14,967,000 at October 31, 1999 compared to approximately $15,234,000 at May 2, 1999. The decrease in working capital of approximately $267,000 was primarily attributable to an increase in bank debt resulting from the Company's acquisition of Children's Medical, partially offset by the increase in working capital provided by CMG and an increase in inventory and accounts receivable before the effect of the acquisition. This resulted in a current ratio of 2.1 to 1 at October 31, 1999 compared to 2.7 to 1 at May 2, 1999.

     Approximately $513,000 of cash was used by the combined operations for the six months ended October 31, 1999 compared to approximately $277,000 of cash provided by operations for the corresponding period of the prior fiscal year. The impact of increases in inventory, accounts receivable and prepaid expenses, and a reduction in income before taxes, depreciation and amortization, primarily related to the first quarter of fiscal 2000, were responsible for the reduction in cash provided by operations compared to the prior year. Cash provided by operating activities in the second quarter of fiscal 2000 was approximately $638,000.

     Approximately $10,261,000 of funds were provided from financing activities during the first six months of fiscal 2000 net of approximately $801,000 of principal repayments on the Company's term debt and capital lease obligation. The majority of the funds provided from financing was used for the purchase of Children's Medical including related transaction costs less cash acquired by the Company.

     The Company expects cash from operations and funds available under the Company's revolving credit agreement to adequately support its planned operating requirements for the balance of fiscal 2000. In addition, management believes that additional funds, if needed, could be obtained on commercially reasonable terms.

YEAR 2000 COMPLIANCE

     Year 2000 compliance is a potentially significant issue for most, if not all companies, the impact of which cannot be predicted with any degree of certainty. The risk to the Company resulting from the failure of its own systems or those of third parties with which it does business to attain Year 2000 readiness is similar to that of other manufacturing firms or business enterprises. The risks include, but are not limited to, disruptions in transacting or processing information, disruptions in the supply of material from major vendors and delays in shipment to customers due to the Year 2000 non-compliance. The Company has established a Year 2000 program dedicated to assessing the potential impact on its business, results of operations and financial condition. The Company has conducted a thorough review of its installed base of monitoring equipment and has determined that its current products are Year 2000 compliant. The results of the Company's examination have been posted on its web site for its customers to review. During fiscal 1999, the Company completed the installation of a new fully-integrated operating system and has recently completed an upgrade of its communication systems to achieve Year 2000 compliance. To date, the Company has capitalized approximately $375,000 to upgrade its operating and information systems and does not expect to to incur additional capital or non-capital expenditures of a material amount for Year 2000 compliance purposes. As a result of these expenditures, management believes that the Year 2000 issue will not pose significant operational problems for its internal operating systems. The Company has also contacted its major suppliers to assess their Year 2000 readiness and is continuing to address this issue with other suppliers and third parties with which the Company conducts business. While the Company has not identified any Year 2000 issues as a result of this effort, the Company cannot be certain that its suppliers will obtain Year 2000 readiness and is developing contingency plans to mitigate exposure resulting from non-compliance including considering the substitution of those suppliers that provide an unacceptable response. However, it would be impractical for the Company to attempt to address all potential Year 2000 problems of its own suppliers and other third parties. The Company will continue to refine its contingency plans as conditions warrant.

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

                           PART II- OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held on October 6, 1999 at the Ramada Plaza Hotel in Meriden, Connecticut.

     (b)  Not applicable because:

          (i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934,

          (ii) There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement dated
                August 30, 1999,

          (iii) Such nominees were elected.

     (c)  Matters voted upon at the Meeting were as follows:

                                                                   Votes         Votes       Withheld/
                                                                    For          Against      Abstain
                                                                    ---          -------      -------

          (i)   Election of two Class A directors of
                the Company for the next three years:

                   Paul A. Cote                                  6,803,688                     391,996
                   Vartan Ghugasian                              6,800,788                     394,896

          (2)   Ratification of the Board of Directors'          7,143,296        19,557        32,831
                selection of Ernst & Young LLP to
                serve as the Company's independent
                auditors for the fiscal year ended
                April 30, 2000.

ITEM 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits: The exhibits required to be filed as part of the Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended October 31, 1999.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NOVAMETRIX MEDICAL SYSTEMS INC.



     Dated:   December 14, 1999          s/WILLIAM J. LACOURCIERE
              -----------------          ------------------------
                                           William J. Lacourciere
                                           Chairman of the Board,
                                           President and Chief Executive Officer



     Dated:   December 14, 1999          s/JEFFERY A. BAIRD
              -----------------          -----------------
                                           Jeffery A. Baird
                                           Chief Financial Officer and
                                           Principal Accounting Officer

                                INDEX TO EXHIBITS

                                                                          PAGE

     27   Financial Data Schedule                                          18