Form 10-Q
period 2000-01-30
NOVAMETRIX MEDICAL SYSTEMS INC
filed 2000-03-14
CIK 310450

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 30, 2000
                                ----------------

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from_____________________to_____________________.

Commission file number 20-8969
                       -------

                        NOVAMETRIX MEDICAL SYSTEMS INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                                          06-0977422
             --------                                                          ----------
  (State or other jurisdiction of                                  (I.R.S. Employer Identification No.)
   incorporation or organization)

                   5 Technology Drive, Wallingford, CT 06492
              ---------------------------------------------------
              (Address of principal executive offices) (zip code)

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

Common Stock, $0.01 par value: 8,124,281 shares issued and outstanding as of March 1, 2000

                                  Page 1 of 18
                          Index to Exhibits at Page 17

                        NOVAMETRIX MEDICAL SYSTEMS INC.

                                     INDEX

                                                                                                           PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         Condensed Consolidated Statements of Income -
            Quarters ended January 30, 2000 and  January 31, 1999                                             3
            Nine months ended January 30, 2000 and January 31, 1999                                           4

         Condensed Consolidated Balance Sheets -
           January 30, 2000 and May 2, 1999                                                                   5

         Condensed Consolidated Statements of Cash Flows -
           Nine months ended January 30, 2000 and January 31, 1999                                            7

         Notes to Condensed Consolidated Financial Statements -
           January 30, 2000                                                                                   8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                        12

PART II. OTHER INFORMATION

ITEM 5.  OTHER EVENTS                                                                                        15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                    15


SIGNATURES                                                                                                   16

                         PART I - FINANCIAL INFORMATION

                        NOVAMETRIX MEDICAL SYSTEMS INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                              QUARTER ENDED       QUARTER ENDED
                                             JANUARY 30, 2000    JANUARY 31, 1999
                                             ----------------    ----------------
Net sales                                        $12,167,218          $8,087,894

Costs and expenses:
  Cost of products sold                            5,184,780           3,638,138
  Research and product development                 1,060,985           1,058,077
  Selling, general and administrative              4,299,736           3,243,319
  Interest expense                                   302,957              97,437
  Other expense                                       97,627              11,025
                                                 -----------          ----------
                                                  10,946,085           8,047,996
                                                 -----------          ----------
Income before income taxes                         1,221,133              39,898

Income tax provision                                 391,000              11,200
                                                 -----------          ----------

Net income                                       $   830,133          $   28,698
                                                 ===========          ==========
Per common share amounts:

    Basic                                        $      0.10          $     0.00
                                                 ===========          ==========

    Diluted                                      $      0.10          $     0.00
                                                 ===========          ==========

See notes to condensed consolidated financial statements (unaudited).

                        NOVAMETRIX MEDICAL SYSTEMS INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     NINE MONTHS ENDED        NINE MONTHS ENDED
                                                     JANUARY 30, 2000         JANUARY 31, 1999
                                                     -----------------        -----------------
Net sales                                             $  30,360,284              $  23,249,841

Costs and expenses:
  Cost of products sold                                  12,794,919                  9,702,676
  Research and product development                        3,073,670                  3,036,994
  Selling, general and administrative                    11,426,748                  8,791,510
  Interest expense                                          756,322                    122,514
  Other expense                                             187,854                     34,492
                                                      -------------               ------------
                                                         28,239,513                 21,688,186
Income before income taxes and cumulative
  effect of a change in accounting principle
                                                      -------------               ------------
                                                          2,120,771                  1,561,655

Income tax provision                                        679,100                    437,300
                                                      -------------               ------------

Income before cumulative effect of a
  change in accounting principle                          1,441,671                  1,124,355

Cumulative effect of a change in
    accounting principle                                   (223,544)
                                                      -------------               ------------
Net income                                            $   1,218,127               $  1,124,355
                                                      =============               ============
Per common share amounts:
   Income before cumulative effect of a
     change in accounting principle
        Basic                                         $        0.18               $       0.13
        Diluted                                       $        0.18               $       0.13

   Cumulative effect of a change in
     accounting principle
        Basic                                         $       (0.03)
        Diluted                                       $       (0.03)

   Net income
         Basic                                        $        0.15               $       0.13
         Diluted                                      $        0.15               $       0.13

See notes to condensed consolidated financial statements (unaudited).

                        NOVAMETRIX MEDICAL SYSTEMS INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

  ASSETS                                                         JANUARY 30, 2000       MAY 2, 1999
  ------                                                         ----------------       -----------
  CURRENT ASSETS

    Cash and cash equivalents                                        $   224,531        $   269,399
    Accounts receivable, less allowance for
        losses of $300,000 at January 30, 2000
        and $250,000 at May 2, 1999                                   13,271,066         11,613,251

    Current portion of notes receivable                                  270,484            380,003

    Inventories:
        Finished products                                              4,620,454          4,193,808
        Work in process                                                1,536,505          1,224,991
        Materials                                                      4,749,181          3,933,648
                                                                     -----------        -----------
                                                                      10,906,140          9,352,447

    Deferred income taxes, net                                         1,768,688          1,768,688
    Prepaid expenses                                                   1,079,527            915,610
                                                                     -----------        -----------
    TOTAL CURRENT ASSETS                                              27,520,436         24,299,398

  Notes receivable, less current portion                               1,689,749          1,501,118

  Equipment                                                           11,606,528         10,614,053
        Accumulated depreciation                                      (8,073,635)        (6,931,927)
                                                                    ------------        -----------
                                                                       3,532,893          3,682,126

  License, technology, patents and other                               9,314,514          8,526,620
        Accumulated amortization                                      (4,274,741)        (3,982,188)
                                                                     -----------        -----------
                                                                       5,039,773          4,544,432

  Goodwill, net of amortization of $181,013                            7,576,755

  Deferred income taxes, net                                           1,444,900          1,948,800
                                                                     -----------        -----------
                                                                     $46,804,506        $35,975,874
                                                                     ===========        ===========

See notes to condensed consolidated financial statements (unaudited).

                        NOVAMETRIX MEDICAL SYSTEMS INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                  (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY                             JANUARY 30, 2000       MAY 2, 1999
------------------------------------                             ----------------       -----------
CURRENT LIABILITIES

  Accounts payable                                                   $ 2,732,956        $ 2,384,925
  Accrued expenses                                                     3,129,557          2,844,124
  Notes payable to banks, current portion                              6,241,000          3,800,000
  Capital lease obligation, current portion                               39,437             36,810
                                                                     -----------        -----------
   TOTAL CURRENT LIABILITIES                                          12,142,950          9,065,859

Notes payable to banks, less current portion                           8,470,000          2,200,000
Capital lease obligation, less current portion                            20,983             54,071

SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized
        20,000,000 shares, issued  9,423,636 at
        January 30, 2000 and 9,232,659 at
        May 2, 1999, including Treasury shares                            94,236             92,327

  Additional paid-in capital                                          35,260,563         34,965,970

  Retained-earnings deficit                                           (2,042,116)        (3,260,243)

  Treasury stock - 1,299,355 shares                                   (7,142,110)        (7,142,110)
                                                                     -----------        -----------
                                                                      26,170,573         24,655,944

                                                                     -----------        -----------
                                                                     $46,804,506        $35,975,874
                                                                     ===========        ===========

See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                              JANUARY 30, 2000      JANUARY 31, 1999
                                                                             -----------------     -----------------
OPERATING ACTIVITIES
 Net income                                                                   $  1,218,127             $ 1,124,355
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation                                                                   821,466                 540,613
    Amortization                                                                   621,678                 357,880
    Deferred income taxes                                                          609,100                 342,300
    Cumulative effect of change in accounting principle                            223,544
    Net investment in sales-type lease                                                                    (934,490)
    Changes in operating assets and liabilities:
          Accounts and notes receivable                                           (676,944)             (1,567,001)
          Inventories                                                             (372,341)             (1,317,972)
           Prepaid expenses                                                       (414,661)               (337,981)
          Accounts payable                                                         (68,264)                167,414
          Accrued expenses                                                        (329,887)                 73,027
 NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES
                                                                              ------------             -----------
                                                                                 1,631,818              (1,551,855)

INVESTING ACTIVITIES
 Purchases of equipment                                                           (547,225)             (1,543,617)
 Purchases of licenses, technology, patents and other                             (880,748)               (718,460)
 Purchase of Children's Medical Ventures, Inc.,
    less cash acquired                                                          (9,174,505)
                                                                               -----------             -----------
NET CASH USED BY INVESTING ACTIVITIES                                          (10,602,478)             (2,262,077)

FINANCING ACTIVITIES
 Revolving line of credit, net                                                     521,000
 Proceeds from notes payable                                                     9,600,000               6,267,000
 Principal payments on borrowings                                               (1,440,461)                (28,056)
 Net proceeds from sales of Common Stock                                           245,253                 155,576
 Purchase of Treasury Stock                                                                             (4,141,189)
NET CASH PROVIDED  BY
    FINANCING ACTIVITIES
                                                                              ------------             -----------
                                                                                 8,925,792               2,253,331

DECREASE IN CASH AND
   CASH EQUIVALENTS
                                                                              ------------             -----------
                                                                                   (44,868)             (1,560,601)

Cash and cash equivalents at beginning of period                                   269,399               1,783,596
                                                                              ------------             -----------
Cash and cash equivalents at end of period                                    $    224,531             $   222,995
                                                                              ============             ===========

See notes to condensed consolidated financial statements (unaudited).

                        NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                JANUARY 30, 2000

NOTE 1 -- BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the cumulative effect of the change in accounting principle for the nine months ended January 30,
2000) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended January 30, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 2, 1999.

NOTE 2 -- ACQUISITION OF BUSINESS: On June 30, 1999, the Company acquired 100% of the capital stock of Children's Medical Ventures, Inc., a privately held developer and marketer of neonatal and pediatric care products and services. The purchase price was comprised of $8.7 million in cash and a warrant to purchase 25,000 shares of the Company's Common Stock at an exercise price of $4.3625 per share. The purchase price and related costs were financed with two term loans aggregating $9.6 million. The acquisition has been accounted for as a purchase; accordingly, the purchase price has been allocated to the underlying assets and liabilities based upon their respective estimated fair values at the date of acquisition. The excess of the fair value of the net assets acquired (goodwill) was approximately $7.7 million and is being amortized on a straight-line basis over 25 years. The accompanying condensed consolidated statements of income do not include any revenues or expenses related to this acquisition prior to the closing date. Following are the Company's unaudited pro forma results for the quarter and nine months ended January 30, 2000 and January 31, 1999 assuming that the acquisition had taken place at the beginning of each period:

                                                   JANUARY 30, 2000             JANUARY 31, 1999
                                                       ($000's)                       ($000's)
                                                 Quarter      Nine Months      Quarter    Nine Months
                                                 Ended           Ended         Ended         Ended
                                                 -----           -----         -----         -----
Net revenue                                     $ 12,167       $ 31,599        $ 9,791     $ 27,688
Income before cumulative effect of a
  change in accounting principle                     830          1,270            (53)         852
Net income                                           830          1,046            (53)         852

                                                   JANUARY 30, 2000             JANUARY 31, 1999

                                                 Quarter      Nine Months      Quarter    Nine Months
                                                 Ended           Ended         Ended         Ended
                                                 -----           -----         -----         -----
Per common share amounts:
    Income before cumulative effect of
      a change in accounting principle
        Basic                                     $ 0.10         $ 0.16         $ 0.00       $ 0.10
        Diluted                                   $ 0.10         $ 0.16         $ 0.00       $ 0.10

    Net income
        Basic                                     $ 0.10         $ 0.13         $ 0.00       $ 0.10
        Diluted                                   $ 0.10         $ 0.13         $ 0.00       $ 0.10

Weighted average common shares:
    Basic                                      8,051,481      7,981,354      8,028,342    8,415,739
    Diluted                                    8,217,237      8,187,902      8,406,268    8,768,575


     These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been in effect as of the first day of each of the periods presented above.

NOTE 3 -- REPORTABLE SEGMENTS: The Company is domiciled in the United States and operates in one industry segment - the design, manufacture and marketing of cost-effective medical products that improve patient outcomes, including non-invasive monitors, sensors, accessories and developmental care products. The Company's acquisition of Children's Medical did not affect the composition of the Company's reportable segments.

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

     The following table sets forth the calculation of basic and diluted earnings per share for the quarter and nine months ended January 30, 2000 and January 31, 1999:

                                                   JANUARY 30, 2000             JANUARY 31, 1999

                                                 Quarter      Nine Months      Quarter    Nine Months
                                                 Ended           Ended         Ended         Ended
                                                 -----           -----         -----         -----
EARNINGS PER COMMON SHARE - BASIC
  Income before cumulative effect of              $ 0.10         $ 0.18         $ 0.00       $ 0.13
    a change in accounting principle

  Cumulative effect of a change in
    accounting principle                                         $(0.03)
                                                  ------         ------         ------       ------
  Net income per common share
                                                  $ 0.10         $ 0.15         $ 0.00       $ 0.13
                                                  ======         ======         ======       ======

EARNINGS PER COMMON SHARE -
  ASSUMING DILUTION
   Income before cumulative effect of             $ 0.10         $ 0.18         $ 0.00       $ 0.13
     a change in accounting principle

    Cumulative effect of a change in
      accounting principle                                       $(0.03)
                                                  ------         ------         ------       ------
    Net income per common share                   $ 0.10         $ 0.15         $ 0.00       $ 0.13
                                                  ======         ======         ======       ======

WEIGHTED AVERAGE COMMON STOCK
  AND COMMON STOCK EQUIVALENT
  SHARES OUTSTANDING:
     Basic                                     8,051,481      7,981,354      8,028,342    8,415,739
     Effect of dilutive securities               165,756        206,548        377,926      352,836
                                               ---------      ---------      ---------    ---------
     Diluted                                   8,217,237      8,187,902      8,406,268    8,768,575
                                               =========      =========      =========    =========

NOTE 6-- DEBT AND CAPITAL LEASE OBLIGATION: On June 30, 1999, the Company purchased Children's Medical Ventures, Inc. for $8.7 million in cash and a warrant to purchase 25,000 shares of the Company's Common Stock. The acquisition and related costs were financed with two term loans described below, each in the amount of $4.8 million, aggregating $9.6 million. Under an amended and restated agreement with the Company's primary lender, the Company increased its borrowings by an additional $4.8 million in the form of a five year term loan which is payable in monthly installments of $80,000 plus interest at the London Interbank Offered Rate ("LIBOR") plus 1.8% (7.7% at January 30, 2000) and expires during June 2004. In addition, the Company increased the amount of credit available under the revolving credit agreement from $5.0 million to $6.0 million, modified the interest rate to LIBOR plus 1.6% (7.5% at January 30, 2000) and extended the maturity date to August 2001. The Company also entered into a $4.8 million five year term loan with another bank which is payable in monthly installments of $80,000 plus interest at LIBOR plus 1.6% (7.5% at January 30, 2000) and expires during June 2004. Pursuant to the terms of the amended and restated bank agreements and the new term loan agreements, the Company is required, among other things, to maintain certain financial ratios, minimum levels of working capital and net worth, and is restricted from the payment of dividends.

DEBT AND CAPITAL LEASE OBLIGATION CONSIST OF:
                                                          January 30, 2000            May 2, 1999
                                                          ----------------           ------------
Term loans payable to banks                                  $  10,990,000           $  2,800,000

Note payable to bank under revolving
  credit agreement                                               3,721,000              3,200,000

Capital lease obligation                                            60,420                 90,881
                                                             -------------           ------------
                                                                14,771,420              6,090,881
Less current portion                                             6,280,437              3,836,810
                                                             -------------           ------------
                                                             $   8,490,983           $  2,254,071
                                                             =============           ============

NOTE 7--CAPITAL STOCK: On December 15, 1999, the Board of Directors of Novametrix Medical Systems Inc. adopted a preferred share purchase rights plan (the "Plan") to replace the existing plan which expired in 1999. Pursuant to the Plan, the Company declared a dividend of one preferred share purchase right (the "Right") for each outstanding share of common stock, $.01 par value, of the Company. The dividend was payable on December 30, 1999 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, $1.00 par value, of the Company at a price of $25.00 per one one-hundredth of a Preferred Share, subject to adjustment, upon the occurrence of certain specified "takeover" events. As of January 30, 2000, no takeover events had occurred and no rights were exercisable.

On December 15, 1999, the Board of Directors of the Company approved an increase in the number of shares of Series A Preferred Stock from 50,000 shares to 90,000 shares in connection with its adoption of the Plan.

                        NOVAMETRIX MEDICAL SYSTEMS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the third quarter of fiscal 2000 increased by approximately $4,079,000 or 50% to $12,167,000 compared to net sales of approximately $8,088,000 for the third quarter of fiscal 1999. The increase was primarily due to sales from the Children's Medical Group ("CMG"), acquired by the Company on June 30, 1999 and sales to the domestic hospital marketplace. Net sales for the first nine months of fiscal 2000 increased by approximately $7,110,000 or 31% to $30,360,000 compared to net sales of $23,250,000 for the first nine months of the prior fiscal year. The increase in sales was primarily related to the addition of CMG sales for seven months of fiscal 2000 and sales to the domestic hospital marketplace.

     Cost of products sold as a percentage of net sales was 43% for the third quarter of fiscal 2000 compared to 45% for the third quarter of fiscal 1999. The decrease in cost of products sold was primarily product mix related. Cost of products sold as a percentage of net sales was 42% for both the nine months ended January 30, 2000 and January 31, 1999. The Company is continuing to pursue product cost reductions and manufacturing efficiency improvements.

     Research and product development ("R&D") expenses increased by approximately $3,000 for the third quarter of fiscal 2000 compared to the third quarter of the prior fiscal year. R&D expenses increased by approximately $37,000 for the first nine months of fiscal 2000 compared to the first nine months of the prior fiscal year. The additional R&D expenses of CMG and increased depreciation expense were largely offset by decreased salaries and related benefits and lower expenditures for outside professional services and engineering materials.

     Selling, general and administrative ("S,G&A") expenses increased approximately $1,056,000 for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. Approximately 58% of the increase pertained to the addition of CMG expenses. S,G&A expenses excluding CMG increased approximately 14% over the third quarter of the prior year primarily as a result of increased domestic selling expenses associated with the higher sales volume and the incremental sales staff required to support the Non-Invasive Cardiac Output monitor (NICO)(2)(TM) launch; international dealer commission expenses; and general administrative ("G&A") expenses including outside professional services. S,G & A expenses increased approximately $2,635,000 for the nine months ended January 30, 2000 compared to the nine months ended January 31, 1999. CMG expenses accounted for approximately 57% of the increase. S,G&A expenses excluding CMG increased approximately 13% for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. Increased domestic selling expenses related to the increased sales volume and the expansion of the domestic sales force, and increased international sales expense primarily associated with dealer commissions, were primarily responsible for the remainder of the increase. Partially offsetting these increases were reductions in domestic dealer commission expenses and G&A expenses including travel and entertainment and legal expenses.

     Interest expense increased approximately $206,000 and $634,000, respectively, for the quarter and nine months ended January 30, 2000 compared to the corresponding periods of the prior fiscal year. Increased borrowings associated with the Company's common stock repurchase program, general working capital requirements and the acquisition of Children's Medical were responsible for the increase in interest expense in the current year.

     Other expense includes approximately $78,000 and $181,000, respectively, for the quarter and nine months ended January 30, 2000 pertaining primarily to the amortization of goodwill associated with the acquisition of Children's Medical Ventures, Inc. on June 30, 1999.

     Income tax expense for the quarter and nine months ended January 30, 2000, excluding the cumulative effect of a change in accounting principle, increased approximately $380,000 and $242,000, respectively, from the quarter and nine-month period ended January 31, 1999 primarily as a result of increased pre-tax earnings. The Company expects its income tax rate to approximate 32% for fiscal 2000. Due to net operating loss carryforwards for federal income tax purposes, the Company expects income taxes payable, calculated on an alternative minimum tax basis, to be minimal for fiscal 2000.

     Net income for the quarter ended January 30, 2000 was approximately $830,000 or $0.10 per diluted share compared to net income of approximately $29,000 or $0.00 per diluted share for the quarter ended January 31, 1999. Net income for the first nine months of fiscal 2000 before the cumulative effect of a change in accounting principle was approximately $1,442,000 or $0.18 per diluted share. This was impacted by the adoption of an accounting standard which required the expensing of start-up costs which were previously capitalized requiring a one-time charge of approximately $224,000 or $0.03 per diluted share in the first quarter of the current year. This resulted in net income of approximately $1,218,000 or $0.15 per diluted share for the first nine months of fiscal 2000 compared to net income for the first nine months of fiscal 1999 of approximately $1,124,000 or $0.13 per diluted share.

     Except for orders pursuant to long-term agreements, the Company traditionally ships its products on a current basis. As such, the Company does not consider its backlog levels to be a meaningful indicator of future sales.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $15,377,486 at January 30, 2000 compared to $15,233,539 at May 2, 1999. The increase in working capital of approximately $144,000 was primarily attributable to the additional working capital provided by Children's Medical, and increases in inventory and accounts receivable before the effects of the acquisition, partially offset by the increased debt associated with the acquisition. The Company's current ratio was
2.3 to 1 at January 30, 2000 compared to 2.7 to 1 at May 2, 1999.

     Approximately $1,632,000 of cash was provided by the combined operations for the nine months ended January 30, 2000 compared to approximately $1,552,000 of cash used by operations for the first nine months of the prior fiscal year. Reductions in the growth of inventory and accounts and notes receivable, and an increase in income before taxes, depreciation and amortization, and the cumulative effect of a change in accounting principle were primarily responsible for the increase of $3.2 million in cash provided by operations compared to the prior year.

     Approximately $8,926,000 of funds were provided from financing activities during the first nine months of fiscal 2000 net of approximately $1,440,000 of principal repayments on the Company's term debt and capital lease obligation. The majority of the funds provided from financing was used for the purchase of Children's Medical including related transaction costs less cash acquired by the Company.

     The Company expects cash from operations and funds available under the Company's revolving credit agreement to adequately support its planned operating requirements for the balance of fiscal 2000. In addition, management believes that additional funds, if needed, could be obtained on commercially reasonable terms.

YEAR 2000 COMPLIANCE

 In anticipation of the Year 2000, the Company established a Year 2000 program dedicated to assessing the potential impact of the Year 2000 on its business, results of operations and financial condition. The Company reviewed and tested its products, updated its operating and communication systems and addressed Year 2000 readiness with its major suppliers. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in its operations. The Company is not aware of any material problems resulting from Year 2000 related issues, either with its products or internal systems or those of third parties with which it conducts business. The Company will continue to monitor its operations throughout the year 2000 to ensure that any Year 2000 matters that may arise are addressed promptly.

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

                           PART II- OTHER INFORMATION

ITEM 5. Other Events.

     (a) On December 15, 1999, the Board of Directors of Novametrix Medical Systems Inc. (the "Company") adopted a preferred share purchase rights plan ( the "Plan") and pursuant to the Plan declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, $.01 par value of the Company. The dividend was payable on December 30, 1999 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, $1.00 par value, of the Company at a price of $25.00 per one one-hundredth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.

     (b) On December 15, 1999, the Board of Directors of the Company approved an increase in the number of shares of Series A Preferred Stock from 50,000 shares to 90,000 shares in connection with its adoption of the Plan. An Amendment to the Certificate of Designation of Series A Preferred Stock was filed with the Secretary of State of the State of Delaware on December 30, 1999.

ITEM 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits: The exhibits required to be filed as part of the Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

     (b) Reports on Form 8-K: On January 13, 2000, the Company filed a Current Report on Form 8-K to report the adoption of the Plan, the declaration of the dividend described in Item 5, and the execution and delivery of the Rights Agreement dated December 29, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NOVAMETRIX MEDICAL SYSTEMS INC.

Dated:   March 14, 2000                  s/WILLIAM J. LACOURCIERE
         --------------                  ------------------------
                                           William J. Lacourciere
                                           Chairman of the Board,
                                           President and Chief Executive Officer

Dated:   March 14, 2000                  s/JEFFERY A. BAIRD
         --------------                  ------------------
                                           Jeffery A. Baird
                                           Chief Financial Officer and
                                           Principal Accounting Officer

                               INDEX TO EXHIBITS

                                                                           PAGE

27         Financial Data Schedule                                          18