Form 10-K
period 2000-04-30
NOVAMETRIX MEDICAL SYSTEMS INC
filed 2000-07-27
CIK 310450

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

For the fiscal year ended April 30, 2000
                          --------------
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

For the transition period from __________ to _____________

                         Commission file number 20-8969
                                                -------

                         NOVAMETRIX MEDICAL SYSTEMS INC.
                        --------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                             06-0977422
-----------------------------------------------------------------------------------
(State or Other Jurisdiction of                                        (I.R.S. Employer
Incorporation or Organization)                                         Identification No.)

5 Technology Drive
Wallingford, Connecticut                                                 06492
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                 (Zip Code)


(203) 265-7701
-----------------------------------------------------
(Registrant's telephone number, including area code)

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
         (Title of class)                                     (Title of class)


                              Page 1 of 134 pages

                           Exhibit Index at page E-1.

       Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     --   --

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

       Aggregate market value as of July 1, 2000 ........................     $47,080,362

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Common Stock, $.01 par value, as of July 1, 2000 .............         8,670,485 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

       List hereunder the documents incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

       Proxy Statement to be dated on or about August 11, 2000 -- Part III

ITEM 1.           BUSINESS.

GENERAL

       Novametrix Medical Systems Inc. ("Novametrix" or the "Company"), a Delaware corporation, is a leading provider of non-invasive cardio-pulmonary monitors and sensors, and developmental care products and services to the critical care marketplace. With a record of creating industry-leading technology and concepts since its inception in 1978, Novametrix today offers solutions to many of the clinical, technological and budgetary problems faced by its healthcare customers. Novametrix sells these products and services principally to hospitals around the world through a network of direct and independent distribution channels.

       Revenues are derived from one industry segment, including product sales to the four principal areas summarized below, each of which addresses the particular needs of our customers in those constituencies. Our products relating to each of these areas are described in greater detail later in this section.

       1. CARDIO-PULMONARY PATIENT MONITORS - Since 1979, when the Company launched its revolutionary Pneumogard monitoring system, providing mean airway pressure measurements in infants with serious respiratory conditions, Novametrix has produced a number of non-invasive monitoring devices which measure important patient parameters. In its current product offering, Novametrix continues to innovate, selling stand-alone patient monitors that uniquely and non-invasively measure such physiologic parameters as cardiac output, pulmonary deadspace, and carbon dioxide ("CO(2)") production, while continuing to lead the way with oximetry, capnography and transcutaneous blood gas monitoring. These monitors, used in various hospital settings including the operating room, intensive care units, emergency departments and for patient transport, provide clinicians with vital information that improves the quality of patient care while helping to reduce the hospital length of stay and operating costs.

       2. CAPITATED OXIMETRY CONVERSION PROGRAMS - The pulse oximeter, which measures a patient's pulse rate and blood oxygen levels, has become a standard of care in most patient monitoring situations. With the use of disposable, single-patient use sensors by many hospitals, it is also an area of high and increasing operating expense for hospitals. For a fraction of those operating costs and with no capital expenditure by the customer, hospitals can upgrade to Novametrix' state-of-the-art pulse oximeters with reusable sensors under the Novametrix Capitated Oximetry Conversion Program. The program provides an unconditional guarantee for the sensors and monitors over the life of the contract, for a fixed, predictable cost which is often just one-half of the hospital's prior spending levels for disposable sensors alone.

       3. PARTNER AGREEMENTS - Novametrix has numerous agreements with many of the leading patient monitoring companies in the world, which utilize our sensors and electronics in their multi-parameter monitoring systems. The use of our technology in their monitors is not only an endorsement of our unique technology, but also helps to establish these leading-edge parameters as standards of care. It also provides an opportunity for Novametrix to participate in the sale of multi-parameter monitors, defibrillators, ventilators, etc., all of which are product offerings that the Company does not produce on its own.

          The Company's original equipment manufacturer ("OEM") strategy gives it a much broader access to the market than it could achieve on its own. The additional modules placed in the field also provide a natural market for our follow-on sensors and accessories. The ability to interface our sensors with the monitors of our OEM partners is a plus in a market that views standardization as an additional method of weeding excess costs out of the healthcare system. The Company also leverages the expanded distribution capabilities of some of its partners, such as GE Marquette Medical Systems and Respironics, to access the market.

       4. CHILDREN'S MEDICAL VENTURES ("CHMV") - Acquired by Novametrix in June 1999, ChMV is the world's leading provider of developmental care products and services to the Neonatal and Pediatric departments of the hospital. ChMV offers a wide and growing assortment of developmental care and baby care products that assist clinicians in providing improved quality of care for premature and sick babies, helping to improve medical outcomes, to reduce current and future costs and to minimize therapy in future years. ChMV is very well known in the neonatal intensive care unit ("NICU") of the hospital, and has a solid history of growth. ChMV's separate and uniquely capable pediatric and neonatal ICU sales distribution organization also represents Novametrix monitoring products to that market segment.

       With a unique focus and distinctive products and services in each of these areas, Novametrix is well positioned to work with its customers to help drive down operating costs while improving the quality of patient care.

PRODUCTS

       Novametrix' line of cardio-pulmonary patient monitors includes the Company's newest breakthrough product, NICO(TM), a non-invasive cardiac output monitor; the revolutionary volumetric CO(2) monitor, CO(2)SMO Plus!(TM); oximetry (including the state-of-the-art Motion Artifact Rejection System, "MARSpO(2)(TM)"), capnography and transcutaneous blood gas monitors; as well as respiratory mechanics monitors. Developmental care products include a variety of products specifically designed for the care of premature infants.

       NON-INVASIVE CARDIAC OUTPUT ("NICO") MONITOR.

              MEDICAL BACKGROUND: Cardiac output has traditionally been measured through the use of a highly invasive thermodilution technique, which requires insertion of a Swan-Ganz catheter through the heart and into the pulmonary artery ("PA") and poses a high level of risk to the patient. Another alternative for measuring cardiac output, the original direct Fick method, also requires invasive measurements and labor-intensive manual tasks, and is a well-accepted standard reference technique used to evaluate all other means of determining cardiac output. Until now, the Fick method has been too difficult to use in most clinical practice situations such as surgical operating rooms and intensive care units.

              The Company's newest monitor, NICO, is the first commercially available device to measure cardiac output (the amount of blood pumped per minute by the heart) non-invasively, using the indirect Fick partial rebreathing technique. NICO offers "hands off", automatic, continuous operation, completely non-invasive techniques and easy to use functionality. Although cardiac output provides a useful indication of heart function, it has not been routinely monitored in patients undergoing general surgery because available techniques were too invasive (risky), costly or technically difficult.

              NICO uses the indirect Fick principle to provide a continuous display of cardiovascular monitoring variables including cardiac output, stroke volume, cardiac index and heart rate. In addition, NICO provides real time displays of other physiologic variables including CO(2) elimination, end tidal CO(2), respiration, oxygen saturation, heart rate and respiratory mechanics parameters based on measurements of capnography, airway flow and pulse oximetry.

              Clinical applications of our new device include monitoring patients during surgery, in the emergency room and in the intensive care unit. Patient safety can be enhanced by measuring cardiac output on all patients and eliminating the documented hazards of the use of PA catheters which include infection, embolism and heart or lung tissue damage. NICO is very simple to use and eliminates the costs, risks and complications associated with the use of PA catheters. Further, since NICO is non-invasive and easy to operate, the use of this technology may be expanded to other applications where cardiac output measurements were previously deemed too risky or costly.

              The NICO system and rebreathing valve and sensor are covered by numerous patents and patents pending and are the result of many years of work by our research and development group.

       VOLUMETRIC CO(2) MONITOR.

              MEDICAL BACKGROUND: Continuous volumetric CO(2) information provides an objective measurement to guide the weaning of a patient from a ventilator, compared to the subjective information currently used by many clinicians. The clinical management of proper pressure and flow of airway gases being delivered to a mechanically ventilated patient's lungs allows therapists to wean a patient from costly mechanical ventilation to spontaneous breathing at the clinically appropriate time. Removing the patient from the ventilator earlier reduces potential damage to the lungs, as well as the length of the patient's stay in the hospital and the associated costs.

              The Company's CO(2)SMO Plus!(TM) is the first and only volumetric CO(2) monitor, integrating airway flow measurements with capnography for continuous bedside monitoring of mechanically ventilated patients. The CO(2)SMO Plus! monitor provides continuous, non-invasive measurements of flow, pressure and volume in a patient's airway, as well as measurements of other pulmonary mechanics including CO(2) elimination and arterial oxygenation. The addition of the first combined mainstream CO(2) adapter/flow sensor provides continuous measurements of pulmonary deadspace (the portion of the patient's lungs that does not participate in gas exchange) and CO(2) elimination (the volume of CO(2) exhaled by the patient), two parameters never before available continuously at the bedside. The use of these parameters, and the impact of each parameter on patient ventilation, provides the clinician with important feedback to optimize the patient's care. The use of the CO(2)SMO Plus! enhances patient care by minimizing the trauma, length of stay and costs associated with mechanical ventilation.

       BLOOD GAS MONITORS (OXIMETRY, CAPNOGRAPHY, TRANSCUTANEOUS)

              MEDICAL BACKGROUND: Levels of oxygen and carbon dioxide in the blood are important indicators of the condition of critically ill or injured patients. These levels are particularly important to doctors, nurses, therapists and other clinicians who are managing patients undergoing anesthesia in the operating room, who are assessing patients in the emergency room, and who are monitoring patients in the various intensive care units in the hospital. Healthy people have a normal range of oxygen and CO(2) levels in their blood, lungs and other tissue. In the past, determination of a patient's oxygen and CO(2) levels involved an invasive technique of withdrawing blood samples from the patient's artery and waiting for laboratory analysis of the samples. The Company's products offer healthcare providers the alternative of non-invasive, continuous and immediate measurement of oxygen and CO(2) in the patient's blood. Our blood gas monitoring products utilize three different technologies described below, each of which is suitable for various applications.

              PULSE OXIMETERS. The Company's pulse oximeters provide a continuous and non-invasive measurement and display of pulse rate and arterial blood oxygen saturation through the detection and measurement of infrared light absorbed by hemoglobin in the blood. The Company's new MARSpO(2)(TM) (motion artifact rejection system) technology provides superior performance during periods of motion or low perfusion (insufficient blood flow). Reusable finger and multi-position sensors (Y-Sensor(TM)) are available for adult, pediatric and neonatal applications and eliminate the use of costly disposable sensors.

              Pulse oximeters have been clinically demonstrated as safe, accurate and cost-effective for the determination and trending of levels of blood oxygen saturation and pulse rates. Applications for these monitors are widespread since the level of oxygen in a patient's blood can be as important a vital sign of a patient's condition as the patient's temperature, blood pressure, respiratory rate and electrocardiogram. Pulse oximetry is used in many departments of the hospital, including the operating room by anesthesiologists, emergency rooms and intensive care units by nurses and respiratory therapists, and neonatal intensive care units by neonatologists. Additional applications include inter- and intra-hospital transport situations and clinical applications in surgical centers, doctors' offices and clinics during outpatient procedures.

              The Company has a family of pulse oximeters designed to meet the individual needs of clinicians in a variety of settings. Each oximeter utilizes the Company's reusable Superbright(TM) sensors, which provide safe and accurate results on all types of patients, including neonates and poorly perfused patients. MARSpO(2)(TM) is the next generation of pulse oximetry technology from Novametrix that significantly enhances performance during motion or low perfusion. The Model 2001 MARSpO(2) full-featured pulse oximeter incorporates technological breakthroughs in digital signal processing to provide exceptional performance in challenging motion and low perfusion situations. This technology assists in minimizing the frustrations associated with nuisance alarms, which occur with most traditional pulse oximeters when motion is present.

              The Company's full-featured oximeter, the OXYPLETH(R), provides high visibility of the plethysmogram (a graphic display of arterial pulse) through the use of digital technology combined with advanced software developed by the Company. The Model 515B and Model 515C (with plethysmogram) pulse oximeters utilize the same basic technology and software as our more expensive model to provide the same oxygen saturation and pulse rate information but with fewer available added features.

              This family of pulse oximeters also includes battery operated hand-held pulse oximeters, the Models 512 and 513. The lightweight (less than 1 pound) design and portability of these monitors permit wide applications throughout the hospital, as well as in non-hospital locations including doctors' offices, clinics and homecare.

              The Company also offers a unique Sensor Management Program designed to reduce hospital operating costs. Under this program, typically three years or longer, hospitals are able to achieve significant operating cost reductions by switching from disposable oximetry sensors to Novametrix reusable sensors. The program capitates (or limits) contract expenditures while providing the hospital with new pulse oximetry monitors, sensors, and accessories, each of which is warranted over the life of the contract.

              CAPNOGRAPHS. The Company's capnographs (or end-tidal CO(2) monitors) provide continuous, non-invasive measurement and display of the amount of CO(2) in each breath exhaled by the patient. Clinically, end-tidal CO(2) levels have been correlated to a patient's arterial blood CO(2) levels. These measurements provide a simple, non-invasive method of estimating the CO(2) levels of the patient. Applications for capnographs include (i) intubation verification - the verification of the introduction of an airway tube into the trachea (air tube) rather than the esophagus (food tube) and the verification of an open and unobstructed airway; (ii) extubation detection - the disclosure of the accidental dislodging from the trachea of an airway tube; (iii) ventilation management through the disclosure of ventilator malfunctions and the proper adjustment of mechanical ventilation to match a patient's condition and needs; and (iv) verification of the effectiveness of cardio-pulmonary resuscitation (CPR).

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

              The Company's TIDAL WAVE(TM) monitor is the first commercially available hand-held, battery operated mainstream CO(2) monitor with a graphical waveform. Applications for this monitor include areas outside the traditional bedside setting, such as emergency medical services, where a smaller, portable monitor is required. The Company also offers the TIDAL WAVE Sp, a hand-held monitor which provides both capnography and pulse oximetry. The Company also has two bedside capnographs: the CAPNOGARD(R), and the CO(2)SMO(R), a combined capnograph and pulse oximeter. These "mainstream" (on the airway) capnographs are designed to take measurements at the patient's airway through infrared measurements as compared to "sidestream" measurements of exhaled breath which involve the drawing of samples through tubes connected to bedside monitors and which are susceptible to moisture and other secretion contaminants. All models utilize a durable solid-state sensor developed by the Company.

              TRANSCUTANEOUS BLOOD GAS MONITORS. The Company's transcutaneous (through the skin) blood gas monitor provides continuous and non-invasive measurements of oxygen and CO(2) levels in the skin tissue of patients. This monitor utilizes dual parameter sensors attached to the patient's skin surface to measure the amount of oxygen and CO(2) diffusing through the skin. Based upon the magnitude of the diffusion of the blood gas molecules, the monitor converts the sensor readings into a value corresponding to the oxygen or CO(2) at the patient's skin surface and displays the information on the monitor. Premature and other critically ill newborn infants are the primary beneficiaries of transcutaneous monitoring. In view of their limited blood supply, frequent invasive blood sampling is traumatic and unsatisfactory for these patients.

              The TCO(2)M(R) Model 860 is a lightweight, portable unit with a simple menu system which guides the user through set-up and operation. The TCO(2)M is the first monitor of its kind to provide on-screen graphical trending information allowing patient data to be reviewed directly at the bedside. TCO(2)M accepts combination or single oxygen and CO(2) sensors for optimum versatility.

       RESPIRATORY MECHANICS MONITORS.

              MEDICAL BACKGROUND: Depending on a person's size and age, there is a range of normal airway and lung pressure, flow and volume levels. By continuously monitoring these ranges, a change in a patient's status can be detected at an early stage and treatment can be modified before serious deterioration in a patient's condition occurs. In addition, if a patient's blood gas levels or respiratory mechanics are outside their normal ranges, continuous monitoring provides healthcare professionals with important information concerning the progress of the medical treatment undertaken to restore them to normal ranges.

              Respiratory mechanics monitors provide continuous information on a patient's ventilatory status to help prevent Barotrauma (lung rupture) and other complications associated with mechanical ventilation.

              Vent(check)(TM) (Ventcheck), the Company's hand-held respiratory mechanics monitor, measures flow, pressure and volume at the airway and graphically displays flow and pressure waveforms and loops, breath by breath. This battery operated monitor is designed for spot checking mechanically ventilated patients and, when used during transport, provides an additional level of safety for the patient. Respiratory therapy and critical care departments with patients requiring mechanical ventilation represent the primary users of the Vent(check).

              The Company's VenTrak(R) Model 1550 respiratory mechanics monitor also provides information regarding the pressure, flow and volume in a patient's airway, both continuously and non-invasively. In addition, the VenTrak can be combined with the Company's capnography technology for enhanced monitoring of mechanical ventilation effectiveness and patient respiratory capabilities.

              The Company also maintains the exclusive rights to patented technology for the commercial manufacture and marketing of a family of disposable airway sensors and a combined CO(2)/flow adapter.

       DEVELOPMENTAL CARE PRODUCTS AND PROGRAMS.

              MEDICAL BACKGROUND: Technology advances which support very premature infants until they have sufficiently developed, often provide a harsh environment for the immature baby and lead to developmental issues associated with the long length of stay in the NICU. Environmental issues and improper handling can lead to sleep deprivation, diminished growth, disorganized motor activity, adverse physiologic reactions, cranial molding, joint deformities and delays in development. The average NICU patient is handled over 200 times a day and has 130 different caregivers during their hospital stay. The cost of caring for premature infants is significant. Infants weighing less than 1,000 grams (2.2 pounds) cost hospitals an average of $140,000 per patient. While preterm babies represent about 24% of all cases identified as poor or problematic birth outcomes, they represent nearly 50% of the cost.

              The philosophy of developmentally supportive care recognizes that these issues exist and addresses the long-term developmental implications of care. The Company's developmental care products and programs support this standard of care by creating a more "uterine-like" NICU environment, promoting proper positioning, modifying handling techniques, encouraging advocacy of the infant by the staff and parents, and requiring staff education and training.

              The benefits of developmentally supportive care include reduced lengths of stay, reduced days on a ventilator and supplemental oxygen, increased daily weight gains, and decreased sedation and medication days. Developmental care contributes to controlling costs as less agitation and increased sleep accelerates growth and decreases length of stay. It also contributes to decreased incidents of complications such as IVH, pneumothorax and BPD, and improves short-term outcomes.

              Children's Medical Ventures, a Novametrix company, develops and markets products and programs which help hospital staff and parents care for premature, ill, and full-term babies. The Company's products are comprised primarily of developmental care products, baby care products, medical equipment and disposables, educational programs and sales to parents.

              The Company's developmental care products and programs include:
       SnuggleUp(TM), a nesting aid that promotes physiologic stability; Bendy(TM) Bumper, a bendable positioning aid that provides boundaries and containment; WeePee(TM) Diaper, appropriately-sized to minimize hip abduction; Wee Thumbie(TM) Pacifier, modeled after the size and shape of a preemie thumb; Enteral Only Extension sets, which provide a safer method of enteral feeding; Wee Care(TM) Program, comprehensive training in developmental care for the entire NICU staff; and Preemie For A Day(TM), an experiential learning opportunity.

                     Other products offered by the Company include infusion
              sets, nasal aspirators, specialty feeding products, saline wipes and educational products such as positioning dolls and books.

       SALES, MARKETING AND CUSTOMERS

              Novametrix markets its products domestically and internationally through direct salespersons and outside distributors and manufacturer representatives. The Company's products are marketed primarily to hospitals for use in operating rooms; emergency rooms; adult, pediatric, and neonatal intensive care units; respiratory therapy departments; and patient transport. The Company is expanding its marketing efforts to physician groups, nursing homes, surgical centers, outpatient clinics, other healthcare facilities and the homecare market.

              The Company also markets its products to original equipment manufacturers (OEM's) which incorporate certain of the Company's products and technologies in the manufacture of their own multi-parameter systems, ventilators and other non-competing products. Generally, the Company sells its products to OEM customers pursuant to long-term contracts which, in certain cases, provide for the purchase of minimum quantities of products at specified prices. The Company designs and assembles products to be sold to OEM customers and, generally, also agrees to provide maintenance and replacement parts. The Company continues to seek new agreements with other OEM customers and additional agreements for other products with its current customers. However, there can be no assurance that the Company will be successful in obtaining other long-term OEM contracts.

              The Company employs a 28-person direct United States (U.S.) sales organization and also utilizes a national distributor and several outside manufacturer representative groups to sell its products throughout the country. Developmental care products and programs are sold through a five person direct U.S. sales organization, two distributors and nine independent representative groups. Typically, all of the Company's distributors and manufacturer representatives sell other medical instruments and products, but do not sell products which compete directly with those offered by the Company.

              On July 1, 1999, the Company entered into a three year co-marketing agreement with GE Marquette Medical Systems, Inc. ("Marquette") under which Marquette and the Company would cooperate in a joint program to market the Company's Non-Invasive Cardiac Output (NICO(TM)) monitor throughout the United States and Canada. On February 14, 2000, the Company signed a private label agreement with Respironics, Inc. to market the Company's CO(2)SMO Plus!TM monitor in the United States.

              Internationally, the Company currently employs four sales and marketing managers and has approximately 85 outside international distributors. The Company markets its products in over 75 countries. The Company's international net sales of products and services constituted 32%, 37% and 41% of total net sales during fiscal 2000, 1999 and 1998, respectively. The Company is engaged in continuing efforts to improve and expand the international distribution of its products and expects international sales to continue to constitute a significant portion of total net sales.

              Many of the countries into which the Company sells its products require governmental approval for the sale of medical instruments. In most countries which require approval, the approval process is shorter than that in the United States and, generally, the Company shares the costs associated with the approval process with its international distributors. The Company believes it has all of the necessary approvals to sell the products which it currently distributes internationally.

              Since the Company's international sales are denominated in U.S. dollars, exchange rate fluctuations may affect the competitiveness of the Company's prices in foreign markets. The Company believes that fluctuations in the strength of the U.S. dollar have had a minimal impact on its international sales in fiscal 2000.

              No customer accounted for more than 10% of the Company's net sales in fiscal 2000, 1999 and 1998.

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

              The Company's research and development activities presently are, and during the foreseeable future are expected to be, devoted primarily to the development and enhancement of the Company's existing products and technologies and to the design and development of new products. For fiscal 2000, 1999 and 1998, the Company incurred research and development costs aggregating approximately $11,686,000, of which approximately $4,205,000 was attributable to fiscal 2000, $3,958,000 was attributable to fiscal 1999 and $3,523,000 was attributable to fiscal 1998. All of the Company's research and development activities are sponsored by the Company.

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

       BACKLOG

              Except for orders pursuant to long-term OEM agreements, the Company ships its products on a current basis and substantially all of the product backlog at April 30, 2000 is expected to be shipped within its normal operating cycle. As such, the Company does not consider its backlog to be a meaningful indicator of future sales.

       PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

              The Company holds 33 U.S. patents and has pending applications for 35 additional U.S. patents. The Company's patents primarily cover its capnography and respiratory flow technologies which the Company believes provide it with a competitive advantage in the marketplace. Although the Company holds patents and has patents pending related to certain of the Company's products, the Company does not believe that its business as a whole is or will be materially dependent upon patent protection of these products. However, the Company will continue to seek patents as it deems advisable to protect its research and development and the market for its products.

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

              The Company is the owner of approximately 19 trademarks in the United States including, but not limited to, Novametrix(R), CAPNOGARD(R), CAPNOSTAT(R), CO(2)SMO(R), CO(2)SMO Plus!(TM), NICO(TM), Y-Sensor(TM), SPO(2)T(check), OXYPLETH(R), SuperBright(TM), VenTrak(R), PNEUMOGARD(R), TIDAL WAVE(TM), TCO(2)M(R) and Vent(check)(TM).

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

              While the Company's line of monitoring products is generally available from several of its competitors, the Company believes that its monitors provide advantages over currently available competing products in terms of accuracy, reliability and versatility. Additionally, what the Company believes to be the technological superiority in size, performance and durability of its products provides it with a competitive advantage.

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

              In the future, certain other classes of medical devices may be required to comply with industry-wide performance standards with respect to safety and efficacy when these standards are promulgated by the FDA and internationally recognized standards organizations (such as ISO and IEC). The FDA has not yet developed industry-wide performance standards with respect to the safety and efficacy of those products manufactured by the Company which would be subject to such standards. When and if these standards are adopted, the Company will be required to submit data demonstrating compliance with the standards (during which period the Company may be permitted to continue to market products which have previously been approved by the FDA).

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

              Changes within the United States healthcare market continue at a rapid pace. The move toward managed care, and the growing influence of managed care networks, hospital group purchasing organizations ("GPOs"), integrated delivery networks ("IDNs") and hospital cooperatives, have had a major impact on the healthcare industry by accelerating trends toward shorter hospital stays, the use of outpatient facilities rather than hospitalization and by lowering annual cost increases for healthcare spending. Today, hospitals in general have expanded their efforts toward reducing operating costs and improving cost controls as well as managing the purchase price of goods and services. Additional cost saving changes, consolidation and restructuring could further influence decision-making by hospitals, clinics and other healthcare providers, which form the Company's customer base. These possible changes could potentially reduce or delay capital expenditures by these providers, and could change the users and markets for the Company's products. However, the acute care portion of a hospital (including the operating room and intensive care unit), which is a significant market for the Company's products, should not be greatly affected by the trend toward the use of outpatient facilities as such outpatient facilities generally care for patients who are not critically ill. In addition, the trend toward managed competition may improve sales of certain of the Company's non-disposable products which provide substantial cost savings compared to similar disposable products sold by its competitors, and may also improve sales of other Company products that improve patient throughput and thereby result in shorter hospital stays.

              Although the trend toward managed competition may have a positive impact on the Company's business by providing increased coverage for medical procedures utilizing the Company's products, thereby increasing demand for the Company's products, it is not possible at this time to predict what, if any, further changes in healthcare will occur.

       EMPLOYEES

              As of April 30, 2000, the Company had a total of 228 full-time employees, consisting of 88 production personnel, 41 research and development personnel, 76 sales, marketing and service personnel and 23 administrative, managerial and financial personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

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

       The Company also leases a building in Redmond, Washington under a one-year lease expiring in March 2001, and comprising approximately 5,200 square feet of space utilized for research and development and manufacturing support. The lease provides for minimum annual lease payments of $76,150 plus taxes, insurance and other expenses.

       The Company's subsidiary, Children's Medical Ventures, Inc., occupies a facility in South Weymouth, Massachusetts comprising approximately 6,200 square feet under a three-year lease which expires in August 2000. Children's Medical Ventures is currently negotiating a lease for a similar facility in an adjacent location.

       The Company believes that its facilities are well maintained, in good operating condition and adequate for its current needs.

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

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

       The Company's common stock, $.01 par value (the "Common Stock"), trades on The Nasdaq Stock Market(R) under the symbol "NMTX". The following table sets forth the range of high and low sales prices per share for the Common Stock for each of fiscal 2000 and 1999.

                                                     High Sale                       Low Sale
                                                     ---------                       --------
FISCAL 2000
    First Quarter...........................           $5 7/16                         $3 5/8
    Second Quarter..........................            4 7/8                           3
    Third Quarter...........................            5 7/8                           3 3/8
    Fourth Quarter..........................            8 1/2                           4 5/8

FISCAL 1999
    First Quarter...........................           $8 7/16                         $6 1/8
    Second Quarter..........................            6 1/2                           3 13/16
    Third Quarter...........................            7 1/4                           4 7/8
    Fourth Quarter..........................            6 5/16                          3 1/8

       On July 21, 2000, the last sale price of the Common Stock as reported on The Nasdaq Stock Market(R) was $ 6.6875.

       As of July 21, 2000, there were approximately 785 record holders of the Common Stock. No dividends have been declared on the Common Stock since the Company was organized. In addition, loan agreements to which the Company is a party contain, among other provisions, various covenants restricting the Company's ability to pay cash dividends to holders of the Common Stock.

       In addition, the Company has Class B Warrants that trade on The Nasdaq Stock Market(R) under the symbol "NMTXZ". The Warrants are each exercisable for one share of Common Stock at an exercise price of $5.85 and are scheduled to expire on December 8, 2000. The Warrants are callable by the Company under specified circumstances.

ITEM 6.           SELECTED FINANCIAL DATA.

       The following table sets forth selected financial and operating data of the Company as of the end of each fiscal year and for each of the years in the five-year period ended April 30, 2000.

                                        April 30,           May 2,            May 3          April 27,       April 28,
FOR YEAR ENDED                         2000 (1)(5)         1999 (1)          1998(1)           1997             1996
                                       -----------         --------          -------           ----             ----
Net Sales                               $43,682,223        $32,864,673     $31,561,144      $28,253,750     $25,260,180
Income Before Income Taxes and
  Non-recurring Expenses                  3,654,155          2,870,367       3,951,598        3,073,469       2,136,795
Net Income(2)(3)(4)                       2,241,281          2,066,667       2,903,598        4,923,559       3,116,795
Net Income Per Share(2)(3)(4)
  Basic                                        0.28               0.25            0.35             0.70            0.50
  Diluted                                      0.27               0.24            0.31             0.59            0.38
Cash Dividends on Common Stock                    -                  -               -                -               -

AT YEAR END
Total Assets                             47,150,667         35,975,874      31,001,896       27,224,432      18,823,362
Working Capital                          17,520,691         15,233,539      18,602,648       10,831,127       8,363,914
Long-Term Debt                            5,850,601          2,254,071          90,881          782,275       1,333,333
Redeemable Preferred Stock                        -                  -               -        1,000,000       1,000,000
Stockholders' Equity                     30,265,822         24,655,944      27,032,439       18,109,926      12,528,549

----------------------

(1) The above data should be read in conjunction with the consolidated financial statements, related notes and other financial information set forth elsewhere herein.

(2) Fiscal 2000 includes a reduction in first quarter earnings of $223,544, or $.03 per basic and diluted share, from the cumulative effect of a change in accounting principle. Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", was adopted by the Company on May 3, 1999 and required that start-up costs previously capitalized be written-off and future startup costs be expensed as incurred.

(3) Includes income tax benefits of $4,030,000 ($0.58 per basic share and $0.49 per diluted share) and $1,020,000 ($0.17 per basic share and $0.12 per diluted share), respectively, for fiscal 1997 and fiscal 1996 as a result of a reduction in the Company's net deferred tax asset valuation allowance.

(4) Fiscal 1997 net income includes non-recurring expenses of $2,149,910 ($0.31 per basic share and $0.26 per diluted share) pertaining to an attempted merger and related proxy contest.

(5) Reflects the acquisition of Children's Medical Ventures, Inc. on June 30, 1999.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year Ended April 30, 2000 Compared to Year Ended May 2, 1999

       Fiscal 2000 net sales increased by approximately $10.8 million or 32.9% to approximately $43.7 million compared to $32.9 million reported in fiscal 1999. The increase was primarily attributable to the acquisition of Children's Medical Ventures and record domestic sales. Children's Medical, acquired June 30, 1999 accounted for sales of approximately $7.7 million over the last ten months of fiscal 2000. Domestic sales performance was led by an increase in pulse oximetry conversion sales and higher Non-Invasive Cardiac Output ("NICOTM") sales compared to fiscal 1999. International sales and Original Equipment Manufacturer ("OEM") sales were also positive compared to the prior year

       Cost of sales as a percentage of net sales increased by 1.4% to 42.7% in fiscal 2000 compared to 41.3% for fiscal 1999, primarily as the result of product mix. In fiscal 1999, the Company had recorded certain favorable domestic sales transactions that had resulted in an overall improvement of 1.1% in cost of sales as a percentage of sales in that year. The Company continues to target improvements in product costs to maintain the Company's competitive position.

       Research and Product Development ("R&D") expenses increased by 6.3% to approximately $4.2 million for fiscal 2000 compared to the prior year. Higher levels of salaries and related expenses, clinical research and outside consulting were primarily responsible for the increase. While spending increased approximately $250,000 compared to the prior year, R&D as a percentage of sales dropped from 12.0% in fiscal 1999 to 9.6% in fiscal 2000 due to the increase in sales.

       Selling, General and Administrative ("S,G&A") expenses increased by 29.7% in the current year compared to fiscal 1999 levels. Approximately 56% of the overall increase in S,G&A was attributable to the addition of Children's Medical Ventures in July 1999. The majority of the remaining portion of the increase was associated with increased sales and marketing expenses in the current year compared to fiscal 1999.

       Domestic selling expenses increased by approximately $615,000 compared to fiscal 1999 due to higher salaries and related headcount expenses offset by lower dealer commissions than were recorded in the prior year. International selling expenses increased by approximately $392,000 from the prior year primarily associated with dealer commissions on tenders awarded to the Company in fiscal 2000. Marketing related expenses were up approximately $428,000 compared to the prior year. Higher advertising expenses, outside marketing services and clinical research expenses, primarily associated with non-invasive cardiac output and pulse oximetry, accounted for the year-to-year increase. Administrative expenses were up 3.3% compared to the prior year before the impact of the Children's Medical acquisition, primarily associated with higher costs for accounting/legal services and general insurance.

       Interest expense increased by approximately $787,000 to $1.0 million for fiscal 2000 compared to the prior year. Higher debt levels in fiscal 2000, primarily associated with the purchase of Children's Medical Ventures on June 30, 1999, and the full year effect of borrowings related to the fiscal 1999 stock repurchase programs, accounted for the increase in interest expense.

       Income tax expense for fiscal 2000 of approximately $1,189,000 compared to $804,000 in the prior year reflected the Company's higher earnings and an increase in the effective tax rate from 28% to 32.5%. The increase in the effective tax rate resulted primarily from goodwill amortization associated with the Children's Medical acquisition, which is not deductible for income tax purposes. The Company's effective tax rate for fiscal 2000 remained below the statutory rate as a result of benefits derived from R&D tax credits, the Company's Foreign Sales Corporation and the depletion of the deferred tax valuation allowance. Management believes that current levels of pre-tax earnings will be sufficient to generate approximately $9,000,000 of future taxable income required to utilize the deferred income tax benefit at April 30, 2000. Management expects the effective tax rate to approximate the statutory rate for fiscal 2001.

       Earnings per diluted share, before the impact of a change in accounting principle, increased by 25% to $0.30 per share for fiscal 2000 compared to $0.24 per share for fiscal 1999. Earnings per diluted share increased in the second half of fiscal 2000, with earnings per diluted share of $0.22 compared to $0.12 for the last six months of the previous year.

       The Company recorded the cumulative effect of a change in accounting principle of approximately $224,000 (net of income taxes of $105,000) or $0.03 per diluted share in fiscal 2000. As required under Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" issued by the AICPA, the Company expensed the unamortized balance of previously capitalized start-up costs in the first quarter of the current year. Effective with fiscal 2000, start-up costs were expensed as incurred.

Year Ended May 2, 1999 Compared to Year Ended May 3, 1998

       The Company reported net income of $2.1 million or $0.24 per diluted share for the fiscal year ended May 2, 1999 compared to net income of approximately $2.9 million or $0.31 per diluted share for the fiscal year ended May 3, 1998. Sales shortfalls to international and OEM customers, combined with increased investment in R&D and sales and marketing to support the Company's new products and the growing domestic effort, were the primary cause for the reduction in earnings.

       Net sales increased approximately $1.3 million or 4% to approximately $32.9 million for the fiscal year ended May 2, 1999 compared to approximately $31.6 million for the fiscal year ended May 3, 1998. The increase in sales, led by significant growth in domestic sales which resulted primarily from an increase in pulse oximetry sales, was partially offset by reductions in international sales and sales to OEM customers primary due to the impact of global economic conditions.

       Cost of sales as a percentage of net sales was 41.3% for fiscal 1999 compared to 42.4% for fiscal 1998 led by the improvement in domestic sales. The improvement in the cost of sales percentage resulted primarily from favorable product and market mix in fiscal 1999 compared to the prior year. Management planned to continue focusing on product cost reductions through increased automation, improved product design and product efficiencies.

       R&D expenses increased by approximately $435,000 or 12% to approximately $3,958,000 for fiscal 1999 compared to approximately $3,523,000 for fiscal 1998. The increase was primarily attributable to higher expenditures for salaries and related fringe benefits associated with increased R&D personnel which was partially offset by lower levels of expenditures for engineering materials. R&D spending, which approximated 12% of net sales for fiscal 1999, was expected to approximate 10% to 11% of net sales in fiscal 2000 on about the same level of spending as fiscal 1999 but on the higher level of expected sales.

       S,G&A expenses increased by approximately $1,723,000 or 16% to approximately $12,321,000 for fiscal 1999 compared to approximately $10,598,000 for fiscal 1998. The vast majority of the increase was related to increased expenditures associated with the expansion of domestic sales including salaries and related fringe benefits, employee and dealer commissions, outside consulting and travel and entertainment expenses. Marketing expenses, including salaries and related fringe benefits, outside professional services and travel and entertainment expenses also accounted for a portion of the increase in S,G&A expense. Decreased international sales and marketing expenses, including commissions on reduced sales volume and marketing promotional costs, partially offset the increase in overall S,G&A expense.

       Interest expense increased approximately $99,000 to approximately $212,000 for fiscal 1999 compared to approximately $113,000 for fiscal 1998. During fiscal 1999, the Company entered into new debt agreements with its bank primarily to finance the Company's purchase of its treasury stock and for general working capital requirements.

       Income tax expense was approximately $804,000 during fiscal 1999 compared to approximately $1,048,000 for fiscal 1998 which reflected the lower earnings. The Company's effective tax rate of 28% for fiscal 1999 was below the statutory rate as a result of benefits derived from R&D tax credits, the Company's Foreign Sales Corporation and a further reduction in the deferred tax valuation allowance. Management believed that current levels of pre-tax earnings would be sufficient to generate approximately $11,000,000 of future taxable income required to utilize the deferred tax benefit recorded as of May 2, 1999. Management expected the effective tax rate to approximate 31% to 33% for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

       Working capital increased approximately $2.3 million to $17.5 million at April 30, 2000 compared to $15.2 million at May 2, 1999. The current ratio was
2.6 to 1 at April 30, 2000 compared to 2.7 to 1 at May 2, 1999. The increase in working capital was primarily attributable to higher levels of accounts receivable associated with the increased sales, partially offset by higher levels of borrowing, primarily associated with the acquisition of Children's Medical Ventures in fiscal 2000.

       Cash provided by operating activities was approximately $3.6 million in fiscal 2000, compared to cash used by operating activities in fiscal 1999 of approximately $228,000. Income before deferred income taxes, the cumulative effect of a change in accounting principle, depreciation and amortization of $5.4 million, and a reduction in inventory partially offset by the increase in accounts receivable accounted for the majority of the cash provided by operating activities.

       During fiscal 2000, the Company invested approximately $9.2 million for the purchase of Children's Medical Ventures, which was funded by an increase in bank term debt. In fiscal 2000, the Company also received $3.0 million from the sale of treasury shares in a private transaction, with the proceeds applied to pay down bank debt.

       The Company has an $8 million revolving credit agreement of which $1.8 million has been borrowed at April 30, 2000. The revolving credit agreement expires August 31, 2001.

       Cash provided by operations and through the Company's revolving credit agreement is expected to be the principal source of capital for fiscal 2001 and sufficient to fund the Company's growth plans. In addition, approximately $3.3 million of additional proceeds may potentially be realized from the exercise of the Company's Class B Warrants, which are callable under specified conditions, exercisable at $5.85 per share and expire on December 8, 2000. Management further believes that additional funds are obtainable on commercially acceptable terms.

MARKET RISK

       The Company's revolving credit facility and term loan agreements are based upon the London Interbank Offered Rate ("LIBOR") and, as such, are sensitive to changes in interest rates. The Company has an interest rate swap agreement on the remaining balance ($2.2 million) of the term loan established in fiscal 1999, which provides an effective interest rate of 6.77% and limits interest rate risk during times of fluctuation. The agreement had no material effect on interest expense for fiscal 2000. At April 30, 2000, the result of a hypothetical one percentage point increase in LIBOR rates would not have resulted in a material impact on the pre-tax profit of the Company. The Company has not entered into any additional interest rate swap agreements. At April 30, 2000, the carrying value of debt approximates its fair value. Bank debt decreased from $16.7 million at August 1, 1999 to $10.1 million at April 30, 2000. The Company projects a further decrease in debt in fiscal 2001, reducing long-term risk associated with potentially higher interest rates.

GOODWILL AND INTANGIBLE ASSETS

       In connection with the acquisition of Children's Medical Ventures, Inc. in fiscal 2000, the Company recorded $7.7 million of goodwill representing the excess of the purchase price over the fair value of net assets acquired. The goodwill is being amortized over 25 years. Based on the operating histories of the Company and Children's Medical Ventures, Inc., as well as other factors, management believes that the amortization period is appropriate. As of April 30, 2000, intangible assets, consisting of goodwill, license, technology, patent and other costs, represented 26.6% of total assets and 41.5% of shareholders' equity.

YEAR 2000 COMPLIANCE

       In anticipation of the Year 2000, the Company established a Year 2000 program to assess the potential impact of the Year 2000 on its business, results of operations and financial condition. The Company reviewed and tested its products, updated its operating and communication systems and addressed Year 2000 readiness with its major suppliers. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in its operations. The Company is not aware of any material problems resulting from Year 2000 related issues, either with its products or internal systems or those of third parties with which it conducts business. The Company will continue to monitor its operations throughout the year 2000 to ensure that any Year 2000 matters that may arise are addressed promptly.

IMPACT OF INFLATION

       The rate of inflation continues to have minimal effect on the operations of the Company. Management routinely monitors the possible effects of inflation with respect to the Company's future business plans, and does not expect inflation to have a material impact upon the growth or operating results of the Company during fiscal 2001.

FORWARD-LOOKING STATEMENTS

       This annual report contains forward-looking statements about the Company's products and projected operating results. Shareholders and potential investors are cautioned that such statements are predictions and that actual events or results may vary significantly. The Company's ability to achieve its projected results is dependent upon a variety of factors, many of which are outside of management's control, including without limitation: an unanticipated slowdown in the healthcare industry; unanticipated technological developments which affect the competitiveness of the Company's products; or an unanticipated delay or loss of business. The Company does not intend to update publicly any of the forward-looking statements contained herein.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     Certain information with respect to the executive officers and directors of the Registrant is set forth below:

                                          Positions
Name                                      with the Company                                      Age
----                                      ----------------                                      ---
William J. Lacourciere                    Chairman of the Board,                                 60
                                          Chief Executive Officer and Director (Class C)

Thomas M. Patton                          President and Chief Operating Officer                  36

Joseph A. Vincent                         Executive Vice President, Chief Financial              48
                                          Officer and Secretary

Philip F. Nuzzo                           Vice President - Marketing and Product                 47
                                          Development

Jeffery A. Baird                          Corporate Controller and Treasurer                     46

Paul A. Cote                              Director (Class A)                                     70

Vartan Ghugasian                          Director (Class A)                                     55

Thomas M. Haythe                          Director (Class C)                                     60

John P. Mahoney                           Director (Class B)                                     52

Photios T. Paulson                        Director (Class B)                                     61

Steven J. Shulman                         Director (Class B)                                     49

       William J. Lacourciere has been Chairman of the Board of the Company since September 1991, Chief Executive Officer since February 1991 and a director since October 1982. He served as President from August 1986 to May 2000. He served as Chief Operating Officer from March 1983 to February 1991. Mr. Lacourciere served as Executive Vice President from March 1983 to August 1986. From October 1982 to March 1983, he served as Executive Vice President - Marketing. From April 1980 to October 1982, Mr. Lacourciere served as Vice President - Domestic Sales.

       Thomas M. Patton was named President and Chief Operating Officer of the Company in May 2000. Prior to joining the Company, Mr. Patton was employed as President and Chief Executive Officer of Wright Medical Technology, Inc. (a manufacturer of orthopedic medical devices located in Tennessee) from 1998 until January 2000. He joined Wright Medical in 1993 as general counsel and later served as Executive Vice President, Corporate Development &

General Counsel. From 1989 until 1993, Mr. Patton served as a legal associate with the law firm of Williams and Connolly in Washington, D.C.

       Joseph A. Vincent, CMA is Executive Vice President, Chief Financial Officer and Secretary of the Company and has been employed by the Company since 1983. He was named Executive Vice President in February 1997, Chief Financial Officer in October 1999, and Secretary in April 1990. He previously served as Vice President - Finance, Treasurer, Controller and Chief Operating Officer. Mr. Vincent held various positions with Picker International, Inc. (Marconi), a manufacturer of medical diagnostic instruments and supplies, from August 1974 until joining the Company in August 1983. Mr. Vincent was a director of the Company from February 1994 to November 1996.

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

       Jeffery A. Baird is the Corporate Controller and Treasurer of the Company, and has been employed by the Company since February 1988. He was named Treasurer in October 1999 and has been Corporate Controller since February 1993. Mr. Baird previously served the Company as Director of Budgets and Financial Analysis and Chief Financial Officer. Prior to joining the Company, Mr. Baird was employed at Philips Medical Systems, Inc., a manufacturer of diagnostic medical imaging equipment.

       Paul A. Cote has been a director of the Company since November 1996. Mr. Cote has been a practicing lawyer in Maine since 1955 and is the President and Director of the law firm of Cote, Cote & Hamann. Mr. Cote was a member of the Board of Directors of Secor Federal Savings & Loan, Birmingham, Alabama (1992 -1994) and Northeast Bankshare Association (later became Norstar and subsequently Fleet) (1975-1989). He also served on the advisory boards of Norstar and Fleet banks (1990-1992).

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

       Thomas M. Haythe has been a director of the Company since March 1978. Mr. Haythe has been a legal and business consultant since February 1, 2000. He was a partner at the law firm of Haythe & Curley (renamed Torys) from 1981 through January 31, 2000. Mr. Haythe also serves as a director of Guest Supply, Inc., a provider of hotel guest room amenities, accessories and products, Westerbeke Corporation, a manufacturer of marine engine products, and Ramsay Youth Services, Inc., a provider of youth and educational services.

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

       Photios T. Paulson has been a director of the Company since July 1992. Mr. Paulson has served as Vice President of bioMerieux Alliance S.A., a privately-held French holding company in the clinical diagnostics field, since January 1995, Chairman of bioMerieux Vitek Inc., a manufacturer of clinical diagnostic systems, from July 1991 to 1995 and as Senior Advisor-Health Care Industry and International Investment Banking for Prudential Securities Inc. from 1987 to 1991. Prior to that Mr. Paulson spent 27 years with Becton Dickinson and Company (a major worldwide producer of medical and clinical diagnostics products). His last position held was that of Executive Vice President and Chief Operating Officer. Mr. Paulson also serves as a director of Vasomedical, Inc., a provider of EECP cardiovascular therapy products, and Silliker, Inc., a provider of laboratory testing services for the food industry.

       Steven J. Shulman has been a director of the Company since November 1993. Since September 1999, Mr. Shulman has served as Chairman and Chief Executive Officer of Internet HealthCare Group, L.L.C., a company which acquires private equity positions in and builds emerging healthcare related companies. Prior to that date, he served as President and Chief Executive Officer of Prudential HealthCare from August 1997 to July 1999. Mr. Shulman was a founder and director of Value Health, Inc., a provider of specialty managed care programs, from 1987 to 1997. During that time he served as President of the Pharmacy and Disease Management Group as well as Executive Vice President. Prior to 1989, Mr. Shulman was President of the East Central Division at CIGNA Healthplan, Inc., a provider of group life and health insurance, including managed care products. Mr. Shulman is also a director of Ramsay Youth Services, Inc., a provider of youth and educational services.

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

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM
                  8-K.

       (a)        1.    Consolidated Financial Statements:

                  Information with respect to this Item regarding the consolidated financial statements is contained on page F-1 of this Annual Report on Form 10-K.

                  2.    Consolidated Financial Statement Schedule

                  Information with respect to this Item regarding the consolidated financial statement schedule is contained on page F-1 of this Annual Report on Form 10-K.

                  3.    Exhibits

                  Information with respect to this Item regarding Exhibits required to be filed pursuant to Item 601 of Regulation S-K is contained in the attached Index to Exhibits, which Exhibits are incorporated herein by reference. Exhibits 10(a), 10(b), 10(s), 10(t), 10(u), 10(y), 10(gg), 10(ii),
10(kk) 10(ll), 10(ww) and 10(xx) are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

       (b)   Reports on Form 8-K:

                  On July 15, 1999, the Company filed a Current Report on Form 8-K to report the acquisition of Children's Medical Ventures, Inc. dated July 1, 1999. On September 15, 1999, the Company filed Form 8-K/A to amend Item 7, sections (a) and (b) to include financial statements and pro forma financial information relating to such acquisition.

                  On January 13, 2000, the Company filed a Current Report on Form 8-K to report the adoption of a rights plan and the grant of a dividend of one right for each outstanding share of the Common Stock.

       (c)   Exhibits:

                  Information with respect to this Item regarding Exhibits required to be filed pursuant to Item 601 of Regulation S-K is contained in the attached Index to Exhibits, which Exhibits are incorporated herein by reference. Exhibits 10(a), 10(b), 10(s), 10(t), 10(u), 10(y), 10(gg), 10(ii),
10(kk) 10(ll), 10(ww) and 10(xx) are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

       (d)    Consolidated Financial Statement Schedule:

                  Information with respect to this Item regarding the consolidated financial statement schedule required by Regulation S-X which is excluded from the annual report to shareholders by Rule 14a-3(b) is contained on page F-1 in this Annual Report on Form 10-K.

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

Dated:  July 27, 2000

                                   NOVAMETRIX MEDICAL SYSTEMS INC.


                                   By:/s/William J. Lacourciere
                                      -----------------------------------------
                                         William J. Lacourciere
                                         Chairman of the Board,
                                         Chief Executive Officer
                                         and Director

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  July 27, 2000


                                   By:/s/William J. Lacourciere
                                      -----------------------------------------
                                         William J. Lacourciere
                                         Chairman of the Board,
                                         Chief Executive Officer
                                         and Director

Dated:  July 27, 2000
                                   By:/s/Joseph A. Vincent
                                      ---------------------------------
                                         Joseph A. Vincent
                                         Executive Vice President and
                                         Chief Financial Officer

Dated:  July 27, 2000
                                   By:/s/Paul A. Cote
                                      ---------------------------------
                                         Paul A. Cote
                                         Director

Dated:  July 27, 2000
                                   By:/s/Vartan Ghugasian
                                      ---------------------------------
                                         Vartan Ghugasian
                                         Director

Dated:  July 27, 2000
                                   By:/s/Thomas M. Haythe
                                      ---------------------------------
                                         Thomas M. Haythe
                                         Director

Dated:  July 27, 2000
                                   By:/s/John P. Mahoney
                                      ---------------------------------
                                         John P. Mahoney
                                         Director

Dated:  July 27, 2000
                                   By:/s/Photios T. Paulson
                                      ---------------------------------
                                         Photios T. Paulson
                                         Director

Dated:  July 27, 2000
                                   By:/s/Steven J. Shulman
                                      ---------------------------------
                                         Steven J. Shulman
                                         Director

                           Annual Report on Form 10-K

                          Item 8--Financial Statements

             Item 14(a)(1) and (2)--List of Financial Statements and
                          Financial Statement Schedule

                    Item 14(d)--Financial Statement Schedule

                            Year ended April 30, 2000

                         Novametrix Medical Systems Inc.

                            Wallingford, Connecticut

                         Novametrix Medical Systems Inc.

         Index to Financial Statements and Financial Statement Schedule


The report of Ernst & Young LLP, independent auditors, dated June 16, 2000, and the following consolidated financial statements of Novametrix Medical Systems Inc. are included in Item 8:

      Consolidated Balance Sheets--April 30, 2000 and May 2, 1999

      Consolidated Statements of Income--Years ended April 30, 2000, May 2, 1999 and May 3, 1998

      Consolidated Statements of Shareholders' Equity--Years ended April 30, 2000, May 2, 1999 and May 3, 1998

      Consolidated Statements of Cash Flows--Years ended April 30, 2000, May 2, 1999 and May 3, 1998

      Notes to Consolidated Financial Statements--April 30, 2000

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

                         Report of Independent Auditors

Board of Directors
Novametrix Medical Systems Inc.

We have audited the accompanying consolidated balance sheets of Novametrix Medical Systems Inc. as of April 30, 2000 and May 2, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novametrix Medical Systems Inc. at April 30, 2000 and May 2, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Hartford, Connecticut                                     /s/ Ernst & Young LLP
June 16, 2000

                         Novametrix Medical Systems Inc.

                           Consolidated Balance Sheets

                                                                          APRIL 30, 2000  MAY 2, 1999
                                                                         -----------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                           $   283,262       $   269,399
     Accounts receivable, less allowance for losses of $300,000 in
       2000 and $250,000 in 1999                                          15,412,529        11,613,251
     Current portion of notes receivable                                     260,722           380,003
     Inventories:
         Finished products                                                 4,450,432         4,193,808
         Work in process                                                   1,321,196         1,224,991
         Materials                                                         4,091,089         3,933,648
                                                                         -----------------------------
                                                                           9,862,717         9,352,447

     Deferred income taxes, net                                            1,880,866         1,768,688
     Prepaid expenses and other current assets                               854,839           915,610
                                                                         -----------------------------
Total current assets                                                      28,554,935        24,299,398

Notes receivable, less current portion                                     1,607,563         1,501,118

Equipment, less accumulated depreciation and amortization of
     $8,028,572 in 2000 and $6,913,927 in 1999                             3,350,115         3,682,126


License, technology, patent and other costs, less accumulated
     amortization of $4,409,429 in 2000 and $3,982,188 in 1999             5,118,945         4,544,432

Goodwill, less accumulated amortization of $258,591                        7,444,848

Deferred income taxes, net                                                 1,074,261         1,948,800
                                                                         -----------------------------
                                                                         $47,150,667       $35,975,874
                                                                         =============================

                                                                               APRIL 30, 2000      MAY 2, 1999
                                                                               ---------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of debt and capital lease obligation                      $  4,335,264        $  3,836,810
     Accounts payable                                                             2,968,833           2,384,925
     Accrued expenses                                                             3,730,147           2,844,124
                                                                               --------------------------------
Total current liabilities                                                        11,034,244           9,065,859


Long-term debt and capital lease obligation, less current portion                 5,850,601           2,254,071

Shareholders' equity:
     Common Stock, $.01 par value, authorized 20,000,000 shares;
         issued 9,450,304 shares in 2000 and 9,232,659 shares in 1999                94,503              92,327
     Additional paid-in capital                                                  34,997,342          34,965,970
     Retained-earnings (deficit)                                                 (1,018,962)         (3,260,243)

     Treasury Stock; 799,355 shares in 2000 and 1,299,355 shares in 1999         (3,807,061)         (7,142,110)
                                                                               --------------------------------
                                                                                 30,265,822          24,655,944









                                                                               --------------------------------
                                                                               $ 47,150,667        $ 35,975,874
                                                                               ================================

See accompanying notes.

                         Novametrix Medical Systems Inc.

                        Consolidated Statements of Income

                                                                                       YEAR ENDED
                                                                  ---------------------------------------------------
                                                                  APRIL 30, 2000       MAY 2, 1999        MAY 3, 1998
                                                                  ---------------------------------------------------
Revenues:
     Net sales                                                    $ 43,682,223        $ 32,864,673       $ 31,561,144
     Interest                                                          170,799             113,491             45,761
                                                                  ---------------------------------------------------
                                                                    43,853,022          32,978,164         31,606,905
Costs and expenses:
     Cost of products sold                                          18,669,287          13,568,836         13,377,206
     Research and product development                                4,205,157           3,957,760          3,522,687
     Selling, general and administrative                            15,980,271          12,320,693         10,597,621
     Interest                                                          999,803             212,365            113,246
     Goodwill amortization                                             258,591
     Other expense, net                                                 85,758              48,143             44,547
                                                                  ---------------------------------------------------
                                                                    40,198,867          30,107,797         27,655,307
                                                                  ---------------------------------------------------
Income before income taxes and cumulative effect of a
     change in accounting principle                                  3,654,155           2,870,367          3,951,598

Income taxes                                                         1,189,330             803,700          1,048,000
                                                                  ---------------------------------------------------
Income before cumulative effect of a change
     in accounting principle                                         2,464,825           2,066,667          2,903,598


Cumulative effect of a change in accounting
     principle (net of income taxes
     of $105,456)                                                     (223,544)
                                                                  ---------------------------------------------------
Net income                                                        $  2,241,281        $  2,066,667       $  2,903,598
                                                                  ===================================================

Earnings per common share:
     Income before cumulative effect of a change in
       accounting principle:
              Basic                                               $        .31        $        .25       $        .35
              Diluted                                             $        .30        $        .24       $        .31

     Cumulative effect of a change in accounting principle:
              Basic                                               $       (.03)
              Diluted                                             $       (.03)

     Net income:
              Basic                                               $        .28        $        .25       $        .35
              Diluted                                             $        .27        $        .24       $        .31

See accompanying notes.

                         Novametrix Medical Systems Inc.

                 Consolidated Statements of Shareholders' Equity



                                                                                      COMMON STOCK                    ADDITIONAL
                                                                          --------------------------------------       PAID-IN
                                                                            SHARES              AMOUNT                 CAPITAL
                                                                          -------------------------------------------------------
Year ended May 3, 1998:
     Balance at April 27, 1997                                              7,525,539        $     75,255        $ 28,737,217
     Common Stock issued under stock purchase
         plan and stock option and warrant exercises                        1,204,372              12,045           4,734,204
     Tax benefit related to stock option exercises                                                                    287,666
     Conversion of Redeemable Preferred Stock                                 444,444               4,444             995,556
     Dividends on Preferred Stock ($.75 a share)
     Net income
                                                                         --------------------------------------------------------
Balance at May 3, 1998                                                      9,174,355              91,744          34,754,643

Year ended May 2, 1999:
     Common Stock issued under stock purchase plan
         and stock option and warrant exercises                                58,304                 583             193,380
     Tax benefit related to stock option exercises                                                                     17,947
     Purchase of Common Stock for treasury
     Net income
                                                                         --------------------------------------------------------
Balance at May 2, 1999                                                      9,232,659              92,327          34,965,970

Year ended April 30, 2000:
     Common Stock issued under stock purchase plan
         and stock option and warrant exercises                               217,645               2,176             297,999
     Tax benefit related to stock option exercises                                                                     49,049
     Issuance of warrants in connection with business acquisition                                                      51,250
     Sale of Common Stock and warrants, net of transaction fees of
         $31,877                                                                                                     (366,926)
     Net income
                                                                         --------------------------------------------------------
Balance at April 30, 2000                                                   9,450,304        $     94,503        $ 34,997,342
                                                                         ========================================================


                                                                            RETAINED-                   TREASURY STOCK
                                                                             EARNING          -------------------------------
                                                                            (DEFICIT)             SHARES             AMOUNT
                                                                        ---------------------------------------------------------
Year ended May 3, 1998:
     Balance at April 27, 1997                                            $ (8,215,508)           (338,452)       $ (2,487,038)
     Common Stock issued under stock purchase
         plan and stock option and warrant exercises
     Tax benefit related to stock option exercises
     Conversion of Redeemable Preferred Stock
     Dividends on Preferred Stock ($.75 a share)                               (15,000)
     Net income                                                              2,903,598
                                                                        ---------------------------------------------------------
Balance at May 3, 1998                                                      (5,326,910)           (338,452)         (2,487,038)

Year ended May 2, 1999:
     Common Stock issued under stock purchase plan
         and stock option and warrant exercises
     Tax benefit related to stock option exercises
     Purchase of Common Stock for treasury                                                        (960,903)         (4,655,072)
     Net income                                                              2,066,667
                                                                        ---------------------------------------------------------
Balance at May 2, 1999                                                      (3,260,243)         (1,299,355)         (7,142,110)

Year ended April 30, 2000:
     Common Stock issued under stock purchase plan
         and stock option and warrant exercises
     Tax benefit related to stock option exercises
     Issuance of warrants in connection with business acquisition
     Sale of Common Stock and warrants, net of transaction fees of
         $31,877                                                                                   500,000           3,335,049
     Net income                                                              2,241,281
                                                                        ---------------------------------------------------------
Balance at April 30, 2000                                                 $ (1,018,962)           (799,355)       $ (3,807,061)
                                                                        =========================================================



                                                                              TOTAL
                                                                       -----------------
Year ended May 3, 1998:
     Balance at April 27, 1997                                             $ 18,109,926
     Common Stock issued under stock purchase
         plan and stock option and warrant exercises                          4,746,249
     Tax benefit related to stock option exercises                              287,666
     Conversion of Redeemable Preferred Stock                                 1,000,000
     Dividends on Preferred Stock ($.75 a share)                                (15,000)
     Net income                                                               2,903,598
                                                                       -----------------
Balance at May 3, 1998                                                       27,032,439

Year ended May 2, 1999:
     Common Stock issued under stock purchase plan
         and stock option and warrant exercises                                 193,963
     Tax benefit related to stock option exercises                               17,947
     Purchase of Common Stock for treasury                                   (4,655,072)
     Net income                                                               2,066,667
                                                                       -----------------
Balance at May 2, 1999                                                       24,655,944

Year ended April 30, 2000:
     Common Stock issued under stock purchase plan
         and stock option and warrant exercises                                 300,175
     Tax benefit related to stock option exercises                               49,049
     Issuance of warrants in connection with business acquisition                51,250
     Sale of Common Stock and warrants, net of transaction fees of
         $31,877                                                              2,968,123
     Net income                                                               2,241,281
                                                                       -----------------
Balance at April 30, 2000                                                  $ 30,265,822
                                                                       =================


See accompanying notes.

                         Novametrix Medical Systems Inc.

                      Consolidated Statements of Cash Flows

                                                                                        YEAR ENDED
                                                                     ----------------------------------------------
                                                                      APRIL 30, 2000    MAY 2, 1999    MAY 3, 1998
                                                                     ----------------------------------------------
OPERATING ACTIVITIES
Net income                                                           $  2,241,281     $  2,066,667     $  2,903,598
Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
         Deferred income taxes                                            970,940          686,700          954,000
         Cumulative effect of change in accounting principle              223,544
         Depreciation                                                   1,114,645          882,410          635,426
         Amortization                                                     840,999          501,500          524,092
         Changes in operating assets and liabilities:
              Accounts and notes receivable                            (2,619,566)      (3,781,558)      (1,384,299)
              Inventories                                                 671,082       (1,750,741)      (1,038,119)
              Prepaid expenses and other current assets                  (189,973)        (217,730)        (384,660)
              Accounts payable                                            167,613          501,691         (174,908)
              Accrued expenses                                            225,126          882,683         (338,268)
                                                                     -----------------------------------------------
Net cash provided (used) by operating activities                        3,645,691         (228,378)       1,696,862

INVESTING ACTIVITIES
Purchases of equipment                                                   (657,625)      (1,699,674)        (944,720)
Purchases of licenses, technology, patents and other                   (1,138,499)      (1,091,135)        (304,730)
Purchase of Children's Medical Ventures, Inc., less cash acquired      (9,198,986)
                                                                     -----------------------------------------------
Net cash used by investing activities                                 (10,995,110)      (2,790,809)      (1,249,450)

FINANCING ACTIVITIES
Revolving line of credit, net                                          (1,425,000)       3,200,000
Proceeds from term loans                                                9,600,000        3,000,000
Principal payments on term loans and capital lease obligation          (4,080,016)        (233,901)      (3,631,873)
Proceeds from Common Stock issued under stock purchase plan
    and stock option and warrant exercises                                300,175          193,963        4,746,249
Purchase of Common Stock for treasury                                                   (4,655,072)
Proceeds from sale of Common Stock, net                                 2,968,123
Dividends on Preferred Stock                                                                                (15,000)
                                                                     -----------------------------------------------
Net cash provided by financing activities                               7,363,282        1,504,990        1,099,376
                                                                     -----------------------------------------------
Increase (decrease) in cash and cash equivalents                           13,863       (1,514,197)       1,546,788

Cash and cash equivalents at beginning of year                            269,399        1,783,596          236,808
                                                                     -----------------------------------------------
Cash and cash equivalents at end of year                             $    283,262     $    269,399     $  1,783,596
                                                                     ===============================================

See accompanying notes.

                         Novametrix Medical Systems Inc.

                   Notes to Consolidated Financial Statements

                                 April 30, 2000


1. ACCOUNTING POLICIES

NATURE OF BUSINESS

Novametrix Medical Systems Inc. develops, manufactures and markets non-invasive critical care monitors, sensors and accessories, and developmental care and baby care products and services. The Company's current product offering and future development plans utilize leading-edge technologies and developmental care concepts. The Company markets its products domestically and internationally directly through salespersons and outside distributors to its customers, most of which are hospitals. The Company also markets its products to original equipment manufacturers ("OEM's") which incorporate certain of the Company's products and technologies into the manufacture of their own products.

BASIS OF PRESENTATION AND CHANGE IN ACCOUNTING PRINCIPLE

The consolidated financial statements include the accounts of Novametrix Medical Systems Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation.

Effective May 3, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities". The SOP requires the Company to write-off any start-up costs which had been previously capitalized and to expense any future start-up costs as incurred. Earnings were reduced by $223,544 (net of income taxes of $105,456) or $0.03 per diluted share as a result of the adoption of SOP 98-5. 1999 and 1998 pro forma disclosures are not presented as the effects of the change in accounting principle would not have been significant to those years.

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

                         Novametrix Medical Systems Inc.

1. ACCOUNTING POLICIES (CONTINUED)

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

INTEREST RATE SWAPS

The Company may enter into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. Such agreements involve the exchange of amounts based on the London Interbank Offered Rate ("LIBOR") for amounts based on a fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense. The related amount payable or receivable from counter parties is included in accrued expenses. The fair value of these agreements is not recognized in the financial statements.

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

                         Novametrix Medical Systems Inc.

1. ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

Equipment, including assets of $175,480 purchased under a capital lease obligation, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed over the estimated useful lives of the assets using the straight-line method. Capital lease amortization is included in depreciation expense.

Intangible assets (consisting primarily of goodwill, license, technology, patent and other costs) are stated at cost, less accumulated amortization. Amortization is computed by the straight-line method over periods ranging from 3 to 25 years.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If such impairment indicators are present, the Company recognizes a loss on the basis of whether these amounts are fully recoverable from projected discounted cash flows of the related asset or product.

ADVERTISING COSTS

Advertising costs are generally expensed as incurred and are included in selling, general and administrative expenses. Advertising costs were $998,573 in 2000, $603,670 in 1999 and $494,330 in 1998.

DEFERRED INCOME TAXES

Deferred income taxes are provided on temporary differences between the tax and financial reporting bases of assets and liabilities based on enacted tax rates applicable to the periods in which the differences are expected to reverse.

EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) savings plan which covers all employees who meet the eligibility requirements, as defined. Participants may contribute a percentage of their compensation, as defined by the plan agreement. Matching contributions to the plan are determined annually by the Company and are equal to a stated percentage of the amount contributed by the participants. The expense related thereto was not material for fiscal years 2000, 1999 and 1998.

                         Novametrix Medical Systems Inc.

1. ACCOUNTING POLICIES (CONTINUED)

The Company maintains an Employee Stock Ownership Plan ("ESOP") under which all shares have previously been allocated to participants. The 112,814 shares held by the ESOP in participant accounts are treated as outstanding for the purpose of computing earnings per share. Expenses pertaining to the ESOP were not material for fiscal years 2000, 1999 and 1998.

STOCK-BASED COMPENSATION

The Company accounts for its employee stock compensation plans in accordance with Accounting Principle Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. As required by Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting had been applied, are presented in Note 6.

2. ACQUISITION

On June 30, 1999, the Company acquired 100% of the capital stock of Children's Medical Ventures, Inc. (ChMV), a privately owned developer and marketer of neonatal and pediatric care products and services. The purchase price was comprised of cash of $8.7 million and a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $4.3625 per share. The purchase price was financed with two term loans aggregating $9.6 million. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The excess of the fair value of the net assets acquired (goodwill) was approximately $7.7 million and is being amortized on a straight-line basis over 25 years. The accompanying consolidated statements of income do not include any revenues or expenses related to this acquisition prior to the closing date.

                         Novametrix Medical Systems Inc.

2. ACQUISITION (CONTINUED)

Following are the Company's unaudited proforma results for both fiscal year 2000 and 1999 assuming that the acquisition had taken place at the beginning of each period (in thousands except share and per share data):

                                                                                   FISCAL YEAR ENDED
                                                                                   2000          1999
                                                                              --------------------------
Net revenue                                                                   $   45,092     $   39,793
Income before cumulative effect of a change in accounting principle                2,313          1,608
Net income                                                                         2,090          1,608
Per common share amounts:
     Income before cumulative effect of a change in accounting principle:
              Basic                                                                 0.29           0.19
              Diluted                                                               0.28           0.19

     Net income:
         Basic                                                                      0.26           0.19
         Diluted                                                                    0.25           0.19

Weighted average common shares:
     Basic                                                                     8,086,432      8,299,707
     Diluted                                                                   8,307,334      8,602,126

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been in effect as of the first day of the periods presented above.

                         Novametrix Medical Systems Inc.

3. NOTES RECEIVABLE

During fiscal 1999, the Company sold products in exchange for long-term non-interest bearing notes receivable, generally payable over a period of eight years. The Company has imputed interest on these notes based upon its estimated incremental borrowing rate. In addition, the Company has notes receivable from various officers and directors. These notes bear interest at a fixed rate determined by the Applicable Federal Rate, as defined (6.31% at April 30, 2000), and provide for quarterly interest payments until the third anniversary of the note at which time the principal is due. Notes receivable consist of:

                                                            APRIL 30, 2000       MAY 2, 1999
                                                            ----------------------------------
Notes exchanged for product sales (net of unamortized
     discount of $241,964 in 2000 and $318,679 in 1999)     $1,226,079           $1,474,136
Officer and director notes receivable                          532,554              272,100
Other                                                          109,652              134,885
                                                            -------------------------------
                                                             1,868,285            1,881,121

Less current portion                                           260,722              380,003
                                                            -------------------------------
                                                            $1,607,563           $1,501,118
                                                            ===============================


4. DEBT AND CAPITAL LEASE OBLIGATION

Debt and capital lease obligation consist of:

                                                           APRIL 30, 2000    MAY 2, 1999
                                                          ------------------------------
Note payable to bank under revolving credit agreement     $ 1,775,000       $ 3,200,000

Term loan(s) payable to bank(s)                             8,360,000         2,800,000

Capital lease obligation                                       50,865            90,881
                                                          -----------       -----------
                                                           10,185,865         6,090,881

Less current portion                                        4,335,264         3,836,810
                                                          -----------       -----------
                                                          $ 5,850,601       $ 2,254,071
                                                          ===========       ===========

                         Novametrix Medical Systems Inc.

4. DEBT AND CAPITAL LEASE OBLIGATION (CONTINUED)

The Company's revolving credit agreement, as amended April 28, 2000, limits borrowing to a maximum of $8,000,000, bears interest at LIBOR plus 1.6% (7.89% at April 30, 2000), and expires August 31, 2001. The Company is required to pay an availability fee, as defined, equal to 0.125% of the unused available principal amount under the revolving credit agreement.

The acquisition of ChMV (see Note 2) and related costs were financed with two term loans, each in the amount of $4,800,000, aggregating $9,600,000. Under an amended and restated agreement with the Company's primary lender, the Company increased its borrowings by an additional $4,800,000 in the form of a five-year term loan which is payable in monthly installments of $80,000 plus interest at LIBOR plus 1.8% (8.09% at April 30, 2000) through June 2004. The Company also entered into a $4,800,000 five-year term loan with another bank which is payable in monthly installments of $80,000 plus interest at LIBOR plus 1.6% (7.89% at April 30, 2000) through June 2004. Total unpaid principal relating to these term loans is $6,160,000 at April 30, 2000.

The Company also has a term loan payable to its primary bank with an outstanding principal balance of $2,200,000 at April 30, 2000. The term loan is due in monthly installments of $50,000, plus interest at LIBOR plus 1.4% (7.69% at April 30, 2000) through November 30, 2003. In fiscal 1999, the Company entered into an interest rate swap agreement to hedge a notional amount equal to the remaining principal balance of the term loan. The rate is fixed at 6.77% and the agreement expires November 2003. The Company believes the interest rate swap transaction agreement limits the risk of increasing interest rates. The interest rate swap agreement had no material effect on interest expense in 2000 or 1999.

Under the terms of the term loans and revolving credit agreement (the "Facilities"), the Company is required to maintain certain financial ratios and minimum levels of working capital and net worth. Borrowings under the Facilities are secured by the Company's business assets.

The capital lease obligation is at a fixed interest rate of 8.87% and is collateralized by the leased property.

                         Novametrix Medical Systems Inc.

4. DEBT AND CAPITAL LEASE OBLIGATION (CONTINUED)

Aggregate annual maturities of debt and the capital lease obligation as of April 30, 2000 follow:

                                                            DEBT       CAPITAL LEASE        TOTAL
                                                       --------------------------------------------
2001                                                   $ 2,520,000     $    42,994     $ 2,562,994
2002                                                     4,295,000          10,748       4,305,748
2003                                                     2,520,000                       2,520,000
2004                                                       800,000                         800,000
                                                       -----------     -----------     -----------
Total                                                   10,135,000          53,742      10,188,742

Less amount representing interest on capital lease                           2,877           2,877
                                                       -----------     -----------     -----------
                                                       $10,135,000     $    50,865     $10,185,865
                                                       ===========     ===========     ===========

The Company paid interest under its bank debt agreements and capital lease obligation of $963,940 in 2000, $172,768 in 1999 and $135,921 in 1998.

The carrying amounts of the financing arrangements approximate their fair values.

5. CAPITAL STOCK

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

At April 30, 2000 there were 8,650,949 preferred share purchase rights outstanding. Each right entitles the registered holder to purchase one one-hundredth of a share of Preferred Stock, Series A, for $25.00 upon the occurrence of certain specified "takeover" events. The rights are redeemable and exchangeable only in certain specified circumstances. As of April 30, 2000, no takeover events had occurred and no rights were exercisable.

During fiscal 1999, the Company purchased 960,903 shares of its Common Stock for $4,655,072 under its stock repurchase programs which have expired.

                         Novametrix Medical Systems Inc.

5. CAPITAL STOCK (CONTINUED)

On March 16, 2000, the Company completed a $3,000,000 private equity placement with GE Marquette Medical Systems Inc. Under the terms of the agreement, the Company issued 250,000 units (the "Units") at $12 per Unit with each Unit consisting of two shares of Common Stock and a five-year warrant to purchase one share of Common Stock at $7.50 per share (A total of 500,000 shares of Common Stock and warrants for an additional 250,000 shares of Common Stock).

6. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS

In fiscal 2000, the Board of Directors approved the 1999 Long-term Incentive Plan (the "Incentive Plan") which provides for the granting of nonqualified stock options to non-officer employees of the Company. The Company reserved 100,000 shares of its Common Stock for issuance under the Incentive Plan. The Company also has a limited number of remaining issuable stock options from stock option plans authorized during previous years.

Activity relating to the Company's stock option plans follows:

                                                                       FISCAL YEAR ENDED
                                      -----------------------------------------------------------------------------
                                                      2000                                   1999
                                      -----------------------------------------------------------------------------
                                                          WEIGHTED AVERAGE                      WEIGHTED AVERAGE
                                           OPTIONS         EXERCISE PRICE         OPTIONS        EXERCISE PRICE
                                      -----------------------------------------------------------------------------
   Outstanding at beginning
     of  year                            758,453             $   5.07            709,953           $   5.94
   Granted                               225,000                 4.41             65,000               5.03
   Exercised                             (28,668)                2.06             (9,000)              2.83
   Cancelled                             (12,502)                4.71             (7,500)              5.44
                                        ---------------------------------------------------------------------------

   Outstanding at end of year            942,283             $   5.01            758,453           $   5.07
                                        ===========================================================================

   Options exercisable at end of
      year                               589,597             $   5.05            476,453           $   5.01
                                        ===========================================================================

                                                FISCAL YEAR ENDED
                                      ---------------------------------------
                                                       1998
                                      ---------------------------------------
                                                           WEIGHTED AVERAGE
                                            OPTIONS         EXERCISE PRICE
                                      ---------------------------------------
   Outstanding at beginning
     of  year                               457,618            $   4.23
   Granted                                  278,000                8.50
   Exercised                                (20,665)               2.93
   Cancelled                                 (5,000)               4.38
                                      ----------------------------------

   Outstanding at end of year               709,953            $   5.94
                                      ==================================

   Options exercisable at end of
      year                                  343,619            $   3.95
                                      ==================================

Options outstanding as of April 30, 2000 had exercise prices as follows:
494,283 options ranging from $1.00 to $5.00 and 448,000 options ranging from $5.50 to $6.31. The weighted average remaining contractual life of these options is 6.9 years.

                         Novametrix Medical Systems Inc.

6. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS (CONTINUED)

During fiscal 1999, the Company repriced 250,000 options with an exercise price of $9.125 and 50,000 options with an exercise price of $7.625 to $6.3125, the fair value of the Company's Common Stock on the date of repricing.

At April 30, 2000, options for 82,003 shares have been authorized but not yet granted under the Company's stock option plans.

The Company has an employee stock purchase plan expiring on December 31, 2002 for which 150,000 shares of Common Stock have been reserved. As of April 30, 2000, 122,734 shares of Common Stock had been issued under this plan.

The Company has redeemable Class B Warrants outstanding covering an aggregate of 566,785 shares. The warrants, each exercisable into one share of Common Stock at an exercise price of $5.85, are scheduled to expire on December 8, 2000. They are callable by the Company under certain circumstances and traded on the NASDAQ Stock Market under the symbol NMTXZ. The Company's outstanding warrants also include warrants issued in fiscal 2000 in connection with the private equity placement and acquisition of ChMV as well as warrants previously granted to a director and consultants to purchase shares of the Company's Common Stock. Data relating to warrants outstanding at April 30, 2000 follows:

                                                                         NUMBER OF SHARES
            FISCAL YEAR                       RANGE OF                 COVERED BY OUTSTANDING
          WARRANTS GRANTED                 EXERCISE PRICES                     WARRANTS
     ---------------------------------------------------------------------------------------
         1992                                          $.93                          417
         1993                                        $2.625                       10,000
         1995                               $4.125 to $5.85                      639,964
         2000                              $4.3625 to $7.50                      275,000
                                                                       ---------------------
                                                                                 925,381
                                                                       =====================

The warrants were granted at prices which equaled or exceeded the market price of the Company's Common Stock at the date of grant. The warrants expire at various dates through March 2005, and are all currently exercisable. During fiscal 2000, an aggregate of 163,812 warrants were exercised at prices ranging from $.89 to $1.81 per share and 361 warrants expired.

At April 30, 2000, there were 1,976,933 shares of Common Stock reserved for the issuance and exercise of options and warrants, and purchases through the Company's employee stock purchase plan.

                         Novametrix Medical Systems Inc.

6. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS (CONTINUED)

If compensation costs for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for 2000, 1999 and 1998 consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per common share would have been adjusted to the pro forma amounts indicated below:

                                                                 FISCAL YEAR ENDED
                                           ---------------------------------------------------------
                                                  2000                1999               1998
                                           ----------------------------------------------------------
      Pro forma net income:
          Basic                            $   1,674,576        $   1,576,060        $   2,546,338
          Diluted                              1,674,576            1,576,060            2,561,338
      Pro forma earnings per share:
          Basic                            $         .21        $         .19        $         .31
          Diluted                                    .20                  .18                  .27

Pro forma compensation cost relating to the stock options is recognized over the vesting period which ranges from 36 to 60 months. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal 2000, 1999 and 1998: dividend yield of 0%; expected volatility of .961% in 2000, .892% in 1999 and .524% for 1998; risk free interest rate of 6.5% in 2000, 6% in 1999 and 5% in 1998; and expected life of ten years. The weighted average fair value of stock options granted in fiscal 2000, 1999 and 1998 was $4.01, $4.45 and $5.84, respectively.

                         Novametrix Medical Systems Inc.

7. EARNINGS PER SHARE

                                                                                FISCAL YEAR ENDED
                                                                      2000              1999               1998
                                                                 --------------------------------------------------
NUMERATOR
Income before cumulative effect of a change
  in accounting principle                                         $ 2,464,825        $ 2,066,667        $ 2,903,598
Preferred stock dividends                                                                                   (15,000)
                                                                  --------------------------------------------------

Income available to common shareholders before
     cumulative effect of a change in accounting principle          2,464,825          2,066,667          2,888,598

Effect of dilutive securities:
     Preferred Stock dividends                                                                               15,000
                                                                  --------------------------------------------------

Income available to common shareholders before cumulative
     effect of a change in accounting principle
     and assumed conversion                                       $ 2,464,825        $ 2,066,667        $ 2,903,598
                                                                  --------------------------------------------------

DENOMINATOR

Denominator for basic earnings per share:
     Weighted average shares outstanding                            8,086,432          8,299,707          8,147,451

Effect of dilutive securities:
     Employee stock options and warrants                              220,902            296,455          1,045,661
     Convertible Preferred Stock                                                                            180,892
                                                                  ==================================================
Dilutive potential common shares                                      220,902            296,455          1,226,553
                                                                  ==================================================
Denominator for diluted earnings per share                          8,307,334          8,596,162          9,374,004
                                                                  ==================================================

Basic earnings per share                                          $       .31        $       .25        $       .35
                                                                  =================================================-

Diluted earnings per share                                        $       .30        $       .24        $       .31
                                                                  ==================================================

Certain options and warrants to purchase 1,342,964, 919,285 and 250,000 shares of the Company's Common Stock outstanding in 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, their inclusion would have been antidilutive.

                         Novametrix Medical Systems Inc.

8. CONTINGENCIES

The Company is a party to various legal proceedings incidental to its business. Management believes that none of these legal proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

9. OPERATING LEASES

The Company has a noncancellable long-term operating lease for its main plant and office facility which expires in 2008. The lease requires the Company to pay for related property taxes and insurance, contains a renewal option for five years, a purchase option upon commencement of the sixth year of the lease and stipulates a general inflation escalation clause. In addition, the Company leases other facilities and certain equipment under various noncancellable long-term operating leases. Future minimum annual lease payments for these long-term operating leases for the next five years and thereafter are:

 2001                                                                $ 611,491
 2002                                                                  494,797
 2003                                                                  458,848
 2004                                                                  414,860
 2005                                                                  408,425
 Thereafter                                                          1,327,381
                                                               ----------------
                                                                   $ 3,715,802
                                                               ================

Total rental expense under operating leases was $756,844 in 2000, $687,219 in 1999 and $702,438 in 1998.

                         Novametrix Medical Systems Inc.

10. INCOME TAXES

The components of the Company's deferred income tax accounts follow:

                                                                                 FISCAL YEAR ENDED
                                                                    2000              1999               1998
                                                                --------------------------------------------------
     Deferred income tax assets:
          Tax credits                                          $ 1,138,886        $ 1,079,585         $   971,545
          Net operating loss carryforwards                         710,932          1,976,314           3,033,564
          Inventories - valuation allowance and other              679,242            734,492             646,692
          Pre-production costs                                     119,177          -                   -
          Warranty accrual                                         187,993          -                   -
          Other                                                    253,036            190,058             163,096
                                                               ---------------------------------------------------
     Total deferred income tax assets                            3,089,266          3,980,449           4,814,897

     Valuation allowance for deferred income tax assets          -                   (158,780)           (328,428)
                                                               ---------------------------------------------------
                                                                 3,089,266          3,821,669           4,486,469

     Less deferred income tax liabilities                          134,139            104,181             102,803
                                                               ---------------------------------------------------
     Net deferred income tax assets                            $ 2,955,127        $ 3,717,488         $ 4,383,666
                                                               ===================================================

Income tax expense consists of the following:

                                                          FISCAL YEAR ENDED
                                            2000                1999             1998
                                       ---------------------------------------------------
Current tax expense:
     Federal                           $   102,470         $    78,000        $    89,000
     State                                 115,920              39,000              5,000
                                       ---------------------------------------------------
                                           218,390             117,000             94,000

Deferred tax expense (benefit):
     Federal                               983,277             685,700            930,000
     State                                 (12,337)              1,000             24,000
                                       ---------------------------------------------------
                                           970,940             686,700            954,000
                                       ---------------------------------------------------
Income tax expense                     $ 1,189,330         $   803,700        $ 1,048,000
                                       ===================================================


                         Novametrix Medical Systems Inc.

10. INCOME TAXES (CONTINUED)

The provision for income taxes at the Company's tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                                           FISCAL YEAR ENDED
                                                            2000                1999               1998
                                                       ----------------------------------------------------
Computed tax expense at expected statutory rate        $ 1,242,413         $   975,925         $ 1,343,543
Benefit of foreign sales corporation                       (88,627)            (60,629)           (113,000)
State taxes, net of federal effect                          68,365              26,465              19,000
Goodwill amortization                                       87,921
Other permanent items--net effect                           34,239              63,689              63,392
Tax credits                                                  3,799             (32,102)            (87,222)
Reduction in valuation allowance                          (158,780)           (169,648)           (177,713)
                                                       ----------------------------------------------------
                                                       $ 1,189,330         $   803,700         $ 1,048,000
                                                       ====================================================

At April 30, 2000, the Company had net operating loss carryovers for federal income tax reporting purposes of approximately $2,091,000 of which $1,718,000 expires in 2006 and $373,000 expires in 2007. At April 30, 2000, the Company had unused research and other tax credits of approximately $873,000 which expire in varying amounts between 2001 and 2019 and AMT credits of $266,000 which do not have expiration dates..

During 2000, 1999 and 1998, the Company reduced its valuation allowance due to the increased likelihood that the Company would generate sufficient taxable income to fully utilize the net deferred tax asset recorded at the end of each reporting period.

Income taxes paid in 2000, 1999 and 1998 were not significant.

11. RECENT ACCOUNTING PRONOUNCEMENT

On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 explains how the SEC staff believes existing rules on revenue recognition should be applied or analogized to for transactions not addressed by existing rules. The Company has not quantified the impact, if any, upon the adoption of SAB 101. The Company is not required to adopt SAB 101 until the fourth quarter of its fiscal 2001.

                         Novametrix Medical Systems Inc.

11. RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED)

In June 1997, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities measured at their fair value. Depending on the intended use of the derivative, changes in fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. The Company has not quantified the impact of adoption on its financial statements. The Statement is effective for the Company's 2002 fiscal year.

12. REPORTABLE SEGMENTS

The Company is domiciled in the United States and operates in one industry segment--the design, manufacture and marketing of non-invasive monitors, sensors and accessories, and developmental care products for the critical care marketplace. The Company's products are marketed domestically and internationally with no one customer accounting for more than 10% of net sales. The Company has earned revenue from sales to customers in the following geographic locations:

                                                2000               1999               1998
                                            --------------------------------------------------
United States                               $29,742,578        $20,608,666        $18,565,126
Europe                                        5,679,667          4,484,675          5,075,086
Asia                                          3,184,791          3,234,864          2,892,071
Western Hemisphere (other than U.S.)          3,870,443          3,437,907          3,496,434
Other                                         1,204,744          1,098,561          1,532,427
                                            --------------------------------------------------
                                            $43,682,223        $32,864,673        $31,561,144
                                            ==================================================

                         Novametrix Medical Systems Inc.

13. QUARTERLY DATA (UNAUDITED)

                                                       FIRST QUARTER       SECOND QUARTER    THIRD QUARTER     FOURTH QUARTER
                                                     -------------------------------------------------------------------------
2000
Revenues                                               $ 7,684,741         $10,508,325        $12,167,218        $13,492,738
Gross profit                                             4,452,094           6,130,833          6,982,438          7,618,370
Research and product development expenses                  972,191           1,040,494          1,060,985          1,131,487
Selling, general and administrative expenses             3,216,910           3,910,102          4,299,736          4,553,523
Income tax provision                                        23,100             265,000            391,000            510,230
Income before cumulative effect of change in
     accounting principle                                   49,010             562,528            830,133          1,023,154
Net income                                                (174,534)            562,528            830,133          1,023,154
Diluted earnings per share data:
   Income before cumulative effect of change in
        accounting principle                           $      0.01         $      0.07        $      0.10        $      0.12

   Cumulative effect of change in accounting
        principle                                      $     (0.03)                  -                  -                  -
   Net income                                          $     (0.02)        $      0.07        $      0.10        $      0.12

1999
Revenues                                               $ 7,027,885         $ 8,134,062        $ 8,087,894        $ 9,728,323
Gross profit                                             4,280,011           4,817,398          4,449,756          5,862,163
Research and product development expenses                  912,146           1,066,771          1,058,077            920,766
Selling, general and administrative expenses             2,796,390           2,751,801          3,243,319          3,529,183
Income tax provision                                       155,600             270,500             11,200            366,400
Net income                                                 400,085             695,572             28,698            942,312
Diluted earnings per share                             $      0.04         $      0.08        $      0.00        $      0.12

                Novametrix Medical Systems Inc. and Subsidiaries

                 Schedule II--Valuation and Qualifying Accounts

                                 April 30, 2000


----------------------------------------------------------------------------------------------------------------------------------
                    COL. A                        COL. B                 COL. C                 COL. D             COL. E
----------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                               --------------------------
                                                 BALANCE AT    CHARGED TO      CHARGED TO
                                                BEGINNING OF   COSTS AND         OTHER                             BALANCE AT
                DESCRIPTION                        PERIOD       EXPENSES        ACCOUNTS       DEDUCTIONS (1)    END OF PERIOD
----------------------------------------------------------------------------------------------------------------------------------
Year ended April 30, 2000:
     Allowance for doubtful accounts
       deducted from accounts receivable        $250,000        $ 47,000        $ 50,000 (2)    $ 47,000               $300,000
                                               ===================================================================================
Year ended May 2, 1999:
     Allowance for doubtful accounts
       deducted from accounts receivable        $250,000        $ 12,000                        $ 12,000               $250,000
                                               =============================                  ====================================

Year ended May 3, 1998:
     Allowance for doubtful accounts
       deducted from accounts receivable        $250,000        $ 29,000                        $ 29,000               $250,000
                                               =============================                  ====================================



(1) Uncollectible accounts written off, net of recoveries.

(2) Increase in fiscal year 2000 related to Children's Medical Ventures, Inc. acquisition.

                               Index to Exhibits*



                                                                                           Page
3(a)             Certificate of Incorporation of the Company, as amended                    --
                 (incorporated by reference to Exhibit 3(a) and 3(e) to the
                 Company's Registration Statement on Form SB-2 dated June 8, 1994).

3(b)             Certificate of Designation of Series A Preferred Stock of the              --
                 Company filed with the Secretary of State of the State of
                 Delaware on March 17, 1989 (incorporated by reference to Exhibit
                 3(b) to the Company's Registration Statement on Form SB-2 dated
                 June 8, 1994).

3(c)             Certificate of Designation of Series B Preferred Stock of the              --
                 Company filed with the Secretary of State of the State of
                 Delaware on August 29, 1991 (incorporated by reference to Exhibit
                 1 to the Company's Current Report on Form 8-K dated August 29,
                 1992).

3(d)             By-Laws of the Company, as amended to date (incorporated by                --
                 reference to Exhibit 3(d) of the Company's Form 10-KSB for the
                 year ended April 28, 1996).

3(e)             Amendment to By-Laws of the Company effective September 30, 1997           --
                 (incorporated by reference to Exhibit 3(e) of the Company's Form
                 10-QSB for the quarter ended November 2, 1997).

3(f)             Amendment to Certificate of Designation of Series A Preferred              --
                 Stock of the Company filed with the Secretary of State of the
                 State of Delaware on December 30, 1999 (incorporated by reference to Exhibit 10(ss) of the Company's Current Report of Form 8-K
                 dated January 13, 2000)..

10(a)            Employment Agreement dated as of June 1, 1988 between the Company          --
                 and William J. Lacourciere, as amended (incorporated by reference to Exhibit 10(a) to the Company's Registration Statement on Form
                 SB-2 dated June 8, 1994).

10(b)            Amendment dated as of August 1, 1988 to the Employment Agreement           --
                 between the Company and William J. Lacourciere (incorporated by reference to Exhibit 10(b) to the Company's Registration
                 Statement on Form SB-2 dated June 8, 1994).

10(c)            Warrant Certificate of the Company, the warrants evidenced                 --
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

                                Index to Exhibits
                                   (Continued)

10(d)            Warrant Certificate of the Company, the warrants evidenced                 --
                 thereby exercisable commencing on May 23, 1990 (incorporated by reference to Exhibit 10(d) to the Company's Form 10-KSB for the
                 year ended April 28, 1996).

10(e)            Warrant Certificate of the Company, the warrants evidenced                 --
                 thereby exercisable commencing on September 15, 1988, together with Schedule of substantially identical warrants (incorporated by reference to Exhibit 10(e) to the Company's Registration
                 Statement on Form SB-2 dated June 8, 1994).

10(f)            First Amendment to Warrant Certificate of the Company dated as of          --
                 September 19, 1989, together with Schedule of substantially identical amendments (incorporated by reference to Exhibit 10(f)
                 to the Company's Form 10-KSB for the year ended April 28, 1996).

10(g)            Warrant Certificate of the Company, the warrants evidenced                 --
                 thereby exercisable commencing on May 1, 1989, together with
                 Schedule of substantially identical warrants (incorporated by reference to Exhibit 10(g) to the Company's Registration
                 Statement on Form SB-2 dated June 8, 1994).

10(h)            First Amendment to Warrant Certificate of the Company dated as of          --
                 September 19, 1989, together with Schedule of substantially identical amendments (incorporated by reference to Exhibit 10(h)
                 to the Company's Form 10-KSB for the year ended April 28, 1996).

10(i)            Warrant Certificate of the Company, the warrants evidenced                 --
                 thereby exercisable commencing on January 2, 1991 (incorporated by reference to Exhibit 10(dd) to the Company's Registration
                 Statement on Form S-1 dated December 30, 1991).

10(j)            Form of Warrant Certificate of the Company, the warrants                   --
                 evidenced thereby exercisable commencing on December 2, 1991
                 (incorporated by reference to Exhibit 10(ee) to the Company's
                 Registration Statement on Form S-1 dated December 30, 1991).

10(k)            Rights Agreement dated as of March 14, 1989 between the Company            --
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

                                      E-2

                                Index to Exhibits
                                   (Continued)

10(l)            Amendment to Rights Agreement dated as of October 30, 1990 among           --
                 the Company, CBT and Mellon Bank, N.A. (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for
                 the year ended April 28, 1991).

10(m)            Amendment to Rights Agreement dated as of August 29, 1991 between          --
                 the Company and Mellon Bank, N.A. (incorporated by reference to
                 Exhibit 10(p) to the Company's Registration Statement on Form S-1
                 dated December 30, 1991).

10(p)            Securities Purchase Agreement dated as of August 29, 1991 among            --
                 the Company, William W. Nicholson, Auric Partners Limited, a
                 Michigan limited partnership, and Union Trust Company
                 (incorporated by reference to Exhibit 2 to the Company's Current
                 Report on Form 8-K dated August 29, 1991).

10(q)            Third Amended and Restated Loan and Security Agreement dated as            --
                 of August 29, 1991 among the Company, NTC Technology Inc., a
                 Delaware corporation ("NTC"), and Union Trust Company
                 (incorporated by reference to Exhibit 3 to the Company's Current
                 Report on Form 8-K dated August 29, 1991).

10(r)            First Amendment to Third Amended and Restated Loan and Security            --
                 Agreement dated as of April 29, 1993 among the Company, NTC and
                 Union Trust Company (incorporated by reference to Exhibit 5(a) to the Company's Current Report on Form 8-K dated April 28, 1993).

10(s)            1979 Stock Option Plan, as amended (incorporated by reference to           --
                 Exhibit 10(ee) to the Company's Annual Report on Form 10-K for
                 the year ended May 2, 1993).

10(t)            1990 Stock Option Plan (incorporated by reference to Exhibit               --
                 10(ff) to the Company's Annual Report on Form 10-K for the year ended May 2, 1993).

10(u)            1992 Employee Stock Purchase Plan (incorporated by reference to            --
                 Exhibit 10(gg) to the Company's Annual Report on Form 10-K for
                 the year ended May 2, 1993) (incorporated by reference to Exhibit
                 10(y) to the Company's Registration Statement on Form SB-2 dated
                 June 8, 1994).

10(v)            Form of Letter Agreement between the Company and Keane Securities          --
                 Co., Inc. ("Keane") pursuant to which Keane will act as finder for the Company (incorporated by reference to Exhibit 10(z) to the Company's Registration Statement on Form SB-2 dated June 8,
                 1994).

                                Index to Exhibits
                                   (Continued)

10(w)            Fourth Amended and Restated Loan and Security Agreement dated as           --
                 of June 16, 1994 among the Company, NTC and Union Trust Company
                 (incorporated by reference to Exhibit 10A to the Company's
                 Quarterly Report on Form 10-QSB for the three month period ended
                 July 31, 1994).

10(x)            Amendment to Securities Purchase Agreement dated as of June 16,            --
                 1994 among the Company, William W. Nicholson, Auric Partners
                 Limited and Union Trust Company (incorporated by reference to
                 Exhibit 10B to the Company's Quarterly Report on Form 10-QSB for
                 the three month period ended July 31, 1994).

10(y)            1994 Stock Option Plan (incorporated by reference to Exhibit 4(i)          --
                 to the Company's Registration Statement on Form S-8, dated August
                 3, 1994).

10(z)            Form of Representative Warrant Agreement, certificate included             --
                 (incorporated by reference to Exhibit 4(a) to the Company's
                 Registration Statement on Form SB-2 dated June 8, 1994).

10(aa)           Form of Warrant Agreement, certificate included (incorporated by           --
                 reference to Exhibit 4(b) to the Company's Registration Statement
                 on Form SB-2 dated June 8, 1994).

10(bb)           Amendment No. 1 to Fourth Amended and Restated Loan and Security           --
                 Agreement dated as of July 26, 1995 among the Company, NTC and
                 First Fidelity Bank, formerly Union Trust Company (incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on
                 Form 10-KSB for the year ended April 30, 1995).

10(cc)           Amendment No. 3 to Rights Agreement dated as of November 28, 1995          --
                 between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10(cc) to the Company's Form 10-KSB for the
                 year ended April 28, 1996).

10(dd)           Lease dated January 4, 1996 between Nova Associates, L.L.C. and            --
                 the Company (incorporated by reference to Exhibit 10(dd) to the
                 Company's Form 10-KSB for the year ended April 28, 1996).

10(ee)           Amendment No. 2 to Fourth Amended and Restated Loan and Security           --
                 Agreement dated as of October 25, 1996 among the Company, NTC and
                 First Union Bank of Connecticut, formerly First Fidelity Bank
                 (incorporated by reference to Exhibit 10(ee) to the Company's
                 Form 10-KSB for the year ended April 27, 1997).

10(ff)           Amendment No. 3 to Fourth Amended and Restated Loan and Security           --
                 Agreement dated as of April 25, 1997 among the Company, NTC and
                 First Union Bank of Connecticut (incorporated by reference to
                 Exhibit 10(ff) to the Company's Form 10-KSB for the year ended
                 April 27, 1997).


                                Index to Exhibits
                                   (Continued)

10(gg)           Restricted Stock Agreement between the Company and Joseph A.               --
                 Vincent (incorporated by reference to Exhibit 10(gg) to the
                 Company's Form 10-KSB for the year ended April 27, 1997).

10(hh)           Stockholders Agreement between the Company and the Charles F.              --
                 Manning, Jr., M.D., Group dated as of September 30, 1997
                 (incorporated by reference to Exhibit 10(hh) of the Company's
                 Form 10-QSB for the quarter ended November 2, 1997).

10(ii)           Amendment dated as of November 24, 1997 to Employment Agreement            --
                 dated as of June 1, 1988 between the Company and William J.
                 Lacourciere (incorporated by reference to Exhibit 10(ii) of the
                 Company's Form 10-Q for the quarter ended February 1, 1998).

10(jj)           Amendment No. 4 to Fourth Amended and Restated Loan and Security           --
                 Agreement dated as of January 1, 1998 among the Company, NTC and
                 First Union Bank of Connecticut (incorporated by reference to
                 Exhibit 10(jj) of the Company's Form 10-K for the year ended May
                 3, 1998).

10(kk)           1997 Long Term Incentive Plan (incorporated by reference to                --
                 Exhibit A of the Company's Proxy Statement for the Annual Meeting
                 held October 14, 1997).

10(ll)           Form of Promissory Note under the Novametrix Medical Systems Inc.          --
                 Director and Senior Officer Stock Retention Program (incorporated by reference to Exhibit 10(ll) of the Company's Form 10-Q/A for the quarter ended January 2, 1999).

10(mm)           Stock Purchase Agreement dated as of June 30, 1999 by and among            --
                 the Company, Children's Medical Ventures, Inc. ("ChMV") and the
                 Stockholders of ChMV (incorporated by reference to Exhibit 10(mm)
                 of the Company's Current Report of Form 8-K dated July 15, 1999).

10(nn)           1998 Loan Agreement dated as of August 1, 1998 among the Company,          --
                 NTC and First Union National Bank (incorporated by reference to
                 Exhibit 10(nn) of the Company's Form 10-K for the year ended May
                 2, 1999).

10(oo)           Amended and Restated 1998 Loan Agreement dated as of October 9,            --
                 1998  among the Company, NTC and First Union National Bank
                 (incorporated by reference to Exhibit 10(oo) of the Company's
                 Form 10-K for the year ended May 2, 1999).

10(pp)           Second Amended and Restated 1998 Loan Agreement dated as of                --
                 December 11, 1998 among the Company, NTC and First Union National
                 Bank (incorporated by reference to Exhibit 10(pp) of the
                 Company's Form 10-K for the year ended May 2, 1999).


                                Index to Exhibits
                                   (Continued)

10(qq)           1999 Amended and Restated Loan Agreement dated as of June 30,              --
                 1999 among the Company, NTC, ChMV and First Union National Bank
                 (incorporated by reference to Exhibit 10(qq) of the Company's
                 Form 10-K for the year ended May 2, 1999).

10(rr)           Loan Agreement dated as of June 30, 1999 among the Company, NTC,           --
                 ChMV and Webster Bank (incorporated by reference to Exhibit
                 10(rr) of the Company's Form 10-K for the year ended May 2, 1999).

10(ss)           Rights Agreement dated as of December 29, 1999 between the                 --
                 Company and ChaseMellon Shareholder Services, L.L.C., as Rights
                 Agent, which includes the form of Certificate of Designation setting forth the terms of the Series A Preferred Stock, $1.00 par value, as Exhibit A, the form of Right Certificate as Exhibit
                 B and the Summary of Rights to Purchase Preferred Shares as
                 Exhibit C (incorporated by reference to Exhibit 10(ss) of the
                 Company's Current Report of Form 8-K dated January 13, 2000).

10(tt)           Amendment No. 1 to 1999 Amended and Restated Loan Agreement dated         E-8
                 as of April 28, 2000 among the Company, NTC, ChMV and First Union
                 National Bank.

10(uu)           Amendment No. 1 to Loan Agreement dated as of April 28, 2000              E-17
                 among the Company, NTC, ChMV and Webster Bank

10(vv)           Unit Purchase and Master Agreement dated as of March 16, 2000 by          E-25
                 and between the Company and GE Marquette Medical
                 Systems, Inc.

10(ww)           Employment Agreement dated as of May 22, 2000 by and between the          E-48
                 Company and Thomas Patton

10(xx)           Stock Option Agreement dated as of May 22, 2000 by and between            E-63
                 the Company and Thomas Patton

21               Subsidiaries of the Company.                                              E-74

23.1             Consent of Ernst & Young LLP, Independent Auditors.                       E-75

24               Power of Attorney (See "Power of Attorney" in Form 10-K).                  --

27               Financial Data Schedule.                                                   --