Form 10-Q
period 2000-07-30
NOVAMETRIX MEDICAL SYSTEMS INC
filed 2000-09-12
CIK 310450

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 30, 2000
                               --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                     .
                               ----------------------------------------------

Commission file number 20-8969
                       -------

                        NOVAMETRIX MEDICAL SYSTEMS INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 06-0977422
              ----------                                ----------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

                   5 Technology Drive, Wallingford, CT   06492
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

                                 YES  X   NO
                                     ---     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value: 8,679,735 shares issued and outstanding as of August 25, 2000

                                  Page 1 of 17
                          Index to Exhibits at Page 16

                        NOVAMETRIX MEDICAL SYSTEMS INC.

                                     INDEX




                                                                      PAGE


PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         Condensed Consolidated Statements of Income -
           Quarters ended July 30, 2000 and August 1, 1999                3

         Condensed Consolidated Balance Sheets -
           July 30, 2000 and April 30, 2000                               4

         Condensed Consolidated Statements of Cash Flows -
           Quarters ended July 30, 2000 and August 1, 1999                6

         Notes to Condensed Consolidated Financial Statements -
           July 30, 2000                                                  7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                    11


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                14


SIGNATURES                                                               15

                         PART I - FINANCIAL INFORMATION

                        NOVAMETRIX MEDICAL SYSTEMS INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                            QUARTER ENDED       QUARTER ENDED
                                                            JULY 30, 2000       AUGUST 1, 1999
                                                            -------------       --------------
Net sales                                                    $ 12,605,339        $  7,684,741

Costs and expenses:
  Cost of products sold                                         5,307,056           3,232,647
  Research and product development                              1,109,273             972,191
  Selling, general and administrative                           4,253,347           3,216,910
  Interest expense                                                221,122             156,963
  Goodwill amortization                                            77,578              25,757
  Other expense                                                    27,875               8,163
                                                             ------------        ------------
                                                               10,996,251           7,612,631

                                                             ------------        ------------
Income before income taxes and cumulative
  effect of a change in accounting principle                    1,609,088              72,110

Income taxes                                                      571,000              23,100
                                                             ------------        ------------

Income before cumulative effect of a
   change in accounting principle                               1,038,088              49,010

Cumulative effect of a change in
   accounting principle                                                              (223,544)
                                                             ------------        ------------
Net income (loss)                                            $  1,038,088        $   (174,534)
                                                             ============        ============

Per common share amounts:
   Income before cumulative effect of a
     change in accounting principle
        Basic                                                $       0.12        $       0.01
        Diluted                                              $       0.12        $       0.01

   Cumulative effect of a change in
     accounting principle
        Basic                                                                    $      (0.03)
        Diluted                                                                  $      (0.03)

   Net income (loss)
         Basic                                               $       0.12        $      (0.02)
         Diluted                                             $       0.12        $      (0.02)

See notes to condensed consolidated financial statements (unaudited)

                        NOVAMETRIX MEDICAL SYSTEMS INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


ASSETS                                                                    JULY 30, 2000     APRIL 30, 2000
------                                                                    -------------     --------------
CURRENT ASSETS

  Cash and cash equivalents                                                $   277,917       $   283,262
  Accounts receivable, less allowance for
      losses of $300,000                                                    17,936,058        15,412,529

  Current portion of notes receivable                                          136,430           260,722

  Inventories:
      Finished products                                                      5,199,622         4,450,432
      Work in process                                                        1,958,993         1,321,196
      Materials                                                              4,076,902         4,091,089
                                                                           -----------       -----------
                                                                            11,235,517         9,862,717

  Deferred income taxes, net                                                 1,409,866         1,880,866
  Prepaid expenses                                                             975,894           854,839
                                                                           -----------       -----------
  TOTAL CURRENT ASSETS                                                      31,971,682        28,554,935

Notes receivable, less current portion                                       1,653,113         1,607,563

Equipment, less accumulated depreciation
  and amortization of $8,300,148 and
  $8,028,572, respectively                                                   3,393,408         3,350,115

License, technology, patents and other costs
  less accumulated amortization of $4,559,360
  and $4,409,429, respectively                                               5,160,048         5,118,945

Goodwill, less accumulated amortization of
  $336,169 and $258,591, respectively                                        7,367,270         7,444,848

Deferred income taxes, net                                                   1,074,261         1,074,261
                                                                           -----------       -----------
                                                                           $50,619,782       $47,150,667
                                                                           ===========       ===========

See notes to condensed consolidated financial statements (unaudited)

                        NOVAMETRIX MEDICAL SYSTEMS INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                  (CONTINUED)


LIABILITIES AND SHAREHOLDERS' EQUITY                                    JULY 30, 2000       APRIL 30, 2000
------------------------------------                                    -------------       --------------
CURRENT LIABILITIES

  Accounts payable                                                        $ 4,028,650         $ 2,968,833
  Accrued expenses                                                          3,539,393           3,730,147
  Current portion of debt and capital lease obligation                      6,450,826           4,335,264

                                                                          -----------         -----------
   TOTAL CURRENT LIABILITIES                                               14,018,869          11,034,244

Long-term debt and capital lease obligation, less
    current portion                                                         5,213,558           5,850,601

SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized
        20,000,000 shares, issued 9,470,590 at
        July 30, 2000 and 9,450,304 at
        April 30, 2000, including Treasury shares                              94,706              94,503

  Additional paid-in capital                                               35,080,584          34,997,342

  Retained-earnings (deficit)                                                  19,126          (1,018,962)

  Treasury stock - 799,355 shares                                          (3,807,061)         (3,807,061)
                                                                          -----------         -----------
                                                                           31,387,355          30,265,822

                                                                          -----------         -----------
                                                                          $50,619,782         $47,150,667
                                                                          ===========         ===========


See notes to condensed consolidated financial statements (unaudited)

                        NOVAMETRIX MEDICAL SYSTEMS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                     QUARTER ENDED      QUARTER ENDED
                                                                                     JULY 30, 2000      AUGUST 1, 1999
                                                                                     -------------      --------------
OPERATING ACTIVITIES
 Net income (loss)                                                                    $ 1,038,088        $  (174,534)
 Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
    Depreciation                                                                          271,801            257,438
    Amortization                                                                          262,947            168,548
    Deferred income taxes                                                                 471,000             23,100
    Cumulative effect of change in accounting principle                                                      223,544
    Changes in operating assets and liabilities:
          Accounts and notes receivable                                                (2,444,787)          (121,854)
          Inventories                                                                  (1,372,800)        (1,015,586)
          Prepaid expenses                                                               (121,055)          (246,328)
          Accounts payable                                                              1,059,817            (90,874)
          Accrued expenses                                                               (190,754)          (174,072)
                                                                                      -----------        -----------
 NET CASH USED BY OPERATING ACTIVITIES                                                 (1,025,743)        (1,150,618)

INVESTING ACTIVITIES
 Purchases of equipment                                                                  (314,644)          (198,453)
 Purchases of licenses, technology, patents and other                                    (226,472)          (211,246)
 Purchase of Children's Medical Ventures, Inc.,
    less cash acquired                                                                                    (9,118,386)
                                                                                      -----------        -----------
NET CASH USED BY INVESTING ACTIVITIES                                                    (541,116)        (9,528,085)

FINANCING ACTIVITIES
 Revolving line of credit, net                                                          2,115,000          1,200,000
 Proceeds from notes payable                                                                               9,600,000
 Principal payments on borrowings                                                        (636,481)          (161,934)
 Net proceeds from stock option exercises                                                  83,445             41,641

                                                                                      -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               1,561,964         10,679,707

                                                                                      -----------        -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (5,345)             1,004

Cash and cash equivalents at beginning of period                                          283,262            269,399
                                                                                      -----------        -----------
Cash and cash equivalents at end of period                                            $   277,917        $   270,403
                                                                                      ===========        ===========


See notes to condensed consolidated financial statements (unaudited)

                        NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JULY 30, 2000


NOTE 1 -- BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the cumulative effect of a change in accounting principle for the quarter ended August 1, 1999) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 30, 2000 are not necessarily indicative of the results that may be expected for the year ending April 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2000.


NOTE 2 -- ACQUISITION OF BUSINESS: On June 30, 1999, the Company acquired 100% of the capital stock of Children's Medical Ventures, Inc., a privately held developer and marketer of neonatal and pediatric care products and services. The purchase price was comprised of $8.7 million in cash and a warrant to purchase 25,000 shares of the Company's Common Stock at an exercise price of $4.3625 per share. The purchase price and related costs were financed with two term loans aggregating $9.6 million. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their respective estimated fair values at the date of acquisition. The excess of the fair value of the net assets acquired (goodwill) was approximately $7.7 million and is being amortized on a straight-line basis over 25 years. The accompanying condensed consolidated statement of income does not include any revenues or expenses related to this acquisition prior to the closing date. Following are the Company's unaudited pro forma results for the quarter ended August 1, 1999 assuming that the acquisition had taken place at the beginning of that period:


                                                            Quarter Ended
                                                            August 1, 1999
                                                           ----------------
Net revenue                                                 $ 8,924,000
Loss before cumulative effect of
  a change in accounting principle                             (123,000)
Net loss                                                       (346,000)

                                                               Quarter Ended
                                                               August 1, 1999
                                                               --------------
Per common share amounts:
    Loss before cumulative effect of
      a change in accounting principle
        Basic                                                      $ (0.02)
        Diluted                                                    $ (0.02)
    Net loss
        Basic                                                      $ (0.04)
        Diluted                                                    $ (0.04)

Weighted average common shares:
    Basic                                                        7,939,814
    Diluted                                                      8,130,074

     These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been in effect as of the first day of the period presented above.


NOTE 3 -- REPORTABLE SEGMENTS: The Company is domiciled in the United States and operates in one industry segment - the design, manufacture and marketing of non-invasive monitors, sensors and accessories, and developmental care products for the critical care marketplace.


NOTE 4 -- ACCOUNTING CHANGE: Effective May 3, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities". The SOP requires the Company to write-off any start-up costs which had been previously capitalized and to expense any future start-up costs as incurred. Earnings during the first quarter of the prior fiscal year were reduced by $223,544 (approximately $329,000 before taxes) or $0.03 per diluted share as a result of the adoption of SOP 98-5.


NOTE 5 -- PER SHARE AMOUNTS: The calculation of basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The calculation of diluted earnings per share excludes anti-dilutive options and warrants whose exercise price exceeds the average market price.

     The following table sets forth the calculation of basic and diluted earnings per share for the quarters ended July 30, 2000 and August 1, 1999:

                                                                              Quarters Ended

                                                                    July 30, 2000      August 1, 1999
                                                                    -------------      --------------
NUMERATOR
  Income before cumulative effect of
    a change in accounting principle                                  $ 1,038,088         $   49,010

  Cumulative effect of a change in
    accounting principle                                                                    (223,544)
                                                                      -----------         ----------
  Net income (loss)                                                   $ 1,038,088         $ (174,534)
                                                                      ===========         ==========



DENOMINATOR
   Denominator for basic earnings per share:
     Weighted average shares outstanding                                8,659,333          7,939,814

     Effect of dilutive securities:
         Stock options and warrants                                       272,331            190,260
                                                                      -----------         ----------
     Denominator for diluted earnings per share                         8,931,664          8,130,074
                                                                      ===========         ==========

Basic earnings (loss) per share                                       $      0.12         $    (0.02)

Diluted earnings (loss) per share                                     $      0.12         $    (0.02)

NOTE 6-- DEBT AND CAPITAL LEASE OBLIGATION: The Company maintains a revolving credit agreement with its primary bank which provides for borrowing to a maximum of $8,000,000, expires August 31, 2001 and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.6% (8.22% at July 30, 2000). The Company also has a term loan with its primary bank which provides for monthly installments of $50,000 plus interest at LIBOR plus 1.4% (8.02 at July 30, 2000) through November 2003. The Company entered into an interest rate swap agreement during fiscal 1999 to hedge a notional amount equal to the remaining principal balance of the term loan. The rate is fixed at 6.77% and the agreement expires November 2003. During June 1999, the Company entered into two additional term loans each in the amount of $4,800,000 to finance the acquisition of Children's Medical Ventures, Inc. Under an amended and restated agreement with the Company's primary bank, the Company entered into a five year term loan which is payable in monthly installments of $80,000 plus interest at LIBOR plus 1.8% (8.42% at July 30, 2000) and expires during June 2004. The Company also entered into a five year term loan with another bank which is payable in monthly installments of $80,000 plus interest at LIBOR plus 1.6% (8.22% at July 30, 2000) and expires during June 2004.

     Pursuant to the terms of the amended and restated bank agreements and the new term loan agreements, the Company is required, among other things, to maintain certain financial ratios, minimum levels of working capital and net worth, and is restricted from the payment of dividends.

DEBT AND CAPITAL LEASE OBLIGATION CONSIST OF:

                                                    July 30, 2000     April 30, 2000
                                                    -------------     --------------
Note payable to bank under revolving
  credit agreement                                   $ 3,890,000       $ 1,775,000

Term loans payable to banks                            7,730,000         8,360,000

Capital lease obligation                                  44,384            50,865
                                                     -----------       -----------
                                                      11,664,384        10,185,865
Less current portion                                   6,450,826         4,335,264
                                                     -----------       -----------
                                                     $ 5,213,558       $ 5,850,601
                                                     ===========       ===========

                        NOVAMETRIX MEDICAL SYSTEMS INC.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net sales for the first quarter of fiscal 2001 increased by approximately $4,920,000 or 64% to $12,605,000 compared to net sales of approximately $7,685,000 for the first quarter of fiscal 2000. The growth was primarily due to record first quarter sales to domestic hospitals representing 55% of the overall increase in sales. Domestic sales was driven by increasing demand for the Company's pulse oximetry conversion programs. Children's Medical Ventures ("ChMV"), acquired on June 30, 1999 and included for a portion of the first quarter of the prior year, accounted for approximately 31% of the overall increase in sales. International sales grew approximately 26% over the first quarter of the prior fiscal year and sales to original equipment manufacturers ("OEM") increased approximately 9% compared to the first quarter of the prior fiscal year.

     Cost of products sold as a percentage of net sales was 42% for both the first quarter of fiscal 2001 and the first quarter of fiscal 2000. The Company is continuing to pursue product cost reductions and manufacturing efficiency improvements.

     Research and product development ("R&D") expenses as a percentage of sales were 8.8% compared to 12.7% in the first quarter of the prior year. The addition of ChMV, which is not an R&D intensive business, lowered the quarter-to-quarter comparison. R&D spending increased by approximately $137,000 or 14% for the first quarter of fiscal 2001 compared to the first quarter of the prior fiscal year. The additional R&D expenses associated with a full quarter of ChMV expenses and increased outside professional services were the primary causes for the increase. Management expects R&D spending to approximate 8% to 9% of revenue for fiscal 2001.

     Selling, general and administrative ("S,G&A") expenses as a percentage of sales improved to 33.7% in the first quarter of the current year compared to 41.9% in the first quarter of the prior year. S,G&A spending increased approximately $1,036,000 for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 with approximately 35% of the increase pertaining to ChMV expenses. Selling expenses excluding ChMV, which represented approximately 47% of the overall change in S,G&A, increased primarily as a result of increased domestic selling expenses associated with the higher sales volume and the incremental sales staff required to support the Company's pulse oximetry hospital conversion programs. Partially offsetting these increases were reductions in international selling expenses primarily caused by decreased dealer commission expenses. General and administrative ("G&A") expenses excluding ChMV were responsible for approximately 18% of the increase in S,G&A due to increased salaries and related benefits, insurance and depreciation.

     Interest expense increased approximately $64,000 for the first quarter of fiscal 2001 compared to the first quarter of the prior fiscal year. Increased borrowings associated with the acquisition of ChMV were responsible for the increase in interest expense in the current year. Interest expense for the first quarter of the prior fiscal year included only one month of debt associated with the acquisition on June 30, 1999.

     Goodwill amortization increased approximately $52,000 for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 due to the full quarter effect in the current year of the amortization associated with the ChMV acquisition.

     Income tax expense for the quarter ended July 30, 2000 was $571,000 compared to approximately $23,000 for the first quarter of the prior fiscal year as a result of both higher pre-tax earnings and an increased effective tax rate. The income tax rate for the quarter ended July 30, 2000 was 35.5% compared to 32.0% for the quarter ended August 1, 1999 as a result of reductions in certain income tax benefits. The Company anticipates that it will fully utilize its net operating loss carryforwards and business tax credits for federal income tax purposes by the end of the fiscal year.

     Pre-tax income improved to $1.6 million or 12.8% of net sales compared to $72,000 or 0.9% of net sales in the first quarter of the prior year. Net income for the first quarter ended July 30, 2000 was approximately $1,038,000 or $0.12 per diluted share compared to income before the cumulative effect of a change in accounting principle of approximately $49,000 or $0.01 per diluted share for the quarter ended August 1, 1999. The prior year was impacted by the adoption of an accounting standard requiring the expensing of start-up costs previously capitalized and a one-time charge of approximately $224,000 or $0.03 per diluted share. This resulted in a net loss of approximately $175,000 or $0.02 per diluted share for the first quarter of the prior fiscal year.

     Except for orders pursuant to long-term agreements, the Company traditionally ships its products on a current basis. As such, the Company does not consider its backlog levels to be a meaningful indicator of future sales.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $18.0 million at July 30, 2000 compared to $17.5 million at April 30, 2000. The increase in working capital was primarily attributable to increases in inventory and accounts receivable, partially offset by increased accounts payable and additional borrowing under the revolving credit agreement. The Company's current ratio was 2.3 to 1 at July 30, 2000 compared to 2.6 to 1 at April 30, 2000.

     Approximately $1.0 million of cash was used by operating activities for the three months ended July 30, 2000 compared to approximately $1.2 million for the first three months of the prior fiscal year. Increases in inventory and accounts receivable, partially offset by increases in accounts payable and earnings before deferred taxes, depreciation and amortization accounted for the majority of cash used from operations.

     Approximately $1.6 million was provided from financing activities during the first three months of fiscal 2001 compared to approximately $10.7 million for the first three months of the prior fiscal year. During the first quarter of fiscal 2000, the Company borrowed approximately $9.6 million to finance the acquisition of Children's Medical Ventures, Inc. Funds provided from financing activities for the first three months of fiscal 2001 were primarily related to additional borrowings under the revolving credit facility for working capital requirements, partially offset by principal payments under term debt agreements.

     The Company expects cash from operations and funds available under the Company's revolving credit agreement to adequately support its planned operating requirements for the balance of fiscal 2001. In addition, approximately $3.3 million of additional proceeds may potentially be realized from the exercise of the Company's Class B Warrants, which are callable under specified conditions, exercisable at $5.85 per share and expire on December 8, 2000. Management believes that additional funds, if needed, are obtainable on commercially reasonable terms.

FORWARD LOOKING INFORMATION

     This Quarterly Report contains forward looking statements about the Company's projected operating results. The Company's ability to achieve its projected results is dependent upon a variety of factors, many of which are outside of management's control, including without limitation, global economic changes, an unanticipated slowdown in the healthcare industry, unanticipated technological developments which affect the competitiveness of the Company's products, or an unanticipated delay or loss of business. The Company does not intend to update publicly any of the forward looking statements contained herein.

                           PART II- OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.

   (a) Exhibits: The exhibits required to be filed as part of the Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

   (b) Reports on Form 8-K: There were no reports filed on Form 8-K filed during the quarter ended July 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                NOVAMETRIX MEDICAL SYSTEMS INC.

Dated: September 12, 2000                            s/William J. Lacourciere
       ------------------                            ------------------------
                                                     William J. Lacourciere
                                                     Chairman of the Board
                                                     and Chief Executive Officer


Dated: September 12, 2000                            s/Joseph A. Vincent
       ------------------                            -------------------
                                                     Joseph A. Vincent
                                                     Executive Vice President
                                                     and Chief Financial Officer

                               INDEX TO EXHIBITS

                                                                       PAGE

27         Financial Data Schedule                                      17