Form 10-Q
period 2000-10-29
NOVAMETRIX MEDICAL SYSTEMS INC
filed 2000-12-12
CIK 310450

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 29, 2000


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

                                 YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value: 8,683,068 shares issued and outstanding as of November 30, 2000

                                  Page 1 of 19
                          Index to Exhibits at Page 18

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         Condensed Consolidated Statements of Income -
           Quarters ended October 29, 2000 and October 31, 1999              3
           Six months ended October 29, 2000 and October 31, 1999            4

         Condensed Consolidated Balance Sheets -
           October 29, 2000 and April 30, 2000                               5

         Condensed Consolidated Statements of Cash Flows -
           Six months ended October 29, 2000 and October 31, 1999            7

         Notes to Condensed Consolidated Financial Statements -
           October 29, 2000                                                  8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                             12


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   16


SIGNATURES                                                                  17

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          QUARTER ENDED      QUARTER ENDED
                                         OCTOBER 29, 2000  OCTOBER 31, 1999
                                         ----------------  ----------------
Net sales                                  $ 13,521,516      $ 10,508,325

Costs and expenses:
  Cost of products sold                       6,482,539         4,377,492
  Research and product development            1,047,504         1,040,494
  Selling, general and administrative         4,673,738         3,910,102
  Interest expense                              251,307           296,402
  Goodwill amortization                          77,577            76,931
  Other expense (income)                         35,743           (20,624)
                                           ------------      ------------
                                             12,568,408         9,680,797
                                           ------------      ------------
Income before income taxes                      953,108           827,528

Income taxes                                    338,000           265,000
                                           ------------      ------------

Net income                                 $    615,108      $    562,528
                                           ============      ============

Per common share amounts:

        Basic                              $       0.07      $       0.07
        Diluted                            $       0.07      $       0.07

See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                              SIX MONTHS ENDED  SIX MONTHS ENDED
                                              OCTOBER 29, 2000  OCTOBER 31, 1999
                                              ----------------  ----------------
Net sales                                       $ 26,126,855      $ 18,193,066

Costs and expenses:
  Cost of products sold                           11,789,595         7,610,139
  Research and product development                 2,156,777         2,012,685
  Selling, general and administrative              8,927,085         7,127,012
  Interest expense                                   472,429           453,365
  Goodwill amortization                              155,155           102,688
  Other expense (income)                              63,618           (12,461)
                                                ------------      ------------
                                                  23,564,659        17,293,428
                                                ------------      ------------

Income before income taxes and cumulative
  effect of a change in accounting principle       2,562,196           899,638

Income tax provision                                 909,000           288,100
                                                ------------      ------------

Income before cumulative effect of a
   change in accounting principle                  1,653,196           611,538

Cumulative effect of a change in
   accounting principle                                               (223,544)
                                                ------------      ------------
Net income                                      $  1,653,196      $    387,994
                                                ============      ============

Per common share amounts:
   Income before cumulative effect of a
     change in accounting principle
         Basic                                  $       0.19      $       0.08
         Diluted                                $       0.19      $       0.08

   Cumulative effect of a change in
     accounting principle
         Basic                                                    $      (0.03)
         Diluted                                                  $      (0.03)

   Net income
         Basic                                  $       0.19      $       0.05
         Diluted                                $       0.19      $       0.05


See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


ASSETS                                          OCTOBER 29, 2000  APRIL 30, 2000
------                                          ----------------  --------------
CURRENT ASSETS
  Cash and cash equivalents                       $   305,120      $   283,262
  Accounts receivable, less allowance for
      losses of $300,000                           19,253,373       15,412,529

  Current portion of notes receivable                 133,174          260,722

  Inventories:
      Finished products                             4,534,389        4,450,432
      Work in process                               2,163,679        1,321,196
      Materials                                     5,808,117        4,091,089
                                                  -----------      -----------
                                                   12,506,185        9,862,717

  Deferred income taxes                             1,171,866        1,880,866
  Prepaid expenses                                  1,253,421          854,839
                                                  -----------      -----------
  TOTAL CURRENT ASSETS                             34,623,139       28,554,935

Notes receivable, less current portion              1,663,801        1,607,563

Equipment, less accumulated depreciation
  and amortization of $8,582,528 and
  $8,028,572, respectively                          3,584,774        3,350,115

License, technology, patents and other costs
  less accumulated amortization of $4,773,965
  and $4,409,429, respectively                      5,163,949        5,118,945

Goodwill, less accumulated amortization of
  $413,746 and $258,591, respectively               7,289,692        7,444,848

Deferred income taxes                               1,074,261        1,074,261
                                                  -----------      -----------
                                                  $53,399,616      $47,150,667
                                                  ===========      ===========

See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                   (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY                      OCTOBER 29, 2000    APRIL 30, 2000
------------------------------------                      ----------------    --------------

CURRENT LIABILITIES

  Accounts payable                                          $  4,636,705       $  2,968,833
  Accrued expenses                                             3,824,426          3,730,147
  Current portion of debt and capital lease obligation         8,333,150          4,335,264
                                                            ------------       ------------
   TOTAL CURRENT LIABILITIES                                  16,794,281         11,034,244

Long-term debt and capital lease obligation, less
    current portion                                            4,580,000          5,850,601

SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized
        20,000,000 shares, issued 9,482,423 at
        October 29, 2000 and 9,450,304 at
        April 30, 2000, including Treasury shares                 94,824             94,503

  Additional paid-in capital                                  35,103,338         34,997,342

  Retained earnings (deficit)                                    634,234         (1,018,962)

  Treasury stock - 799,355 shares                             (3,807,061)        (3,807,061)
                                                            ------------       ------------
                                                              32,025,335         30,265,822
                                                            ------------       ------------
                                                            $ 53,399,616       $ 47,150,667
                                                            ============       ============


See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           SIX MONTHS ENDED   SIX MONTHS ENDED
                                                           OCTOBER 29, 2000   OCTOBER 31, 1999
                                                           ----------------   ----------------
OPERATING ACTIVITIES
 Net income                                                  $  1,653,196       $    387,994
 Adjustments to reconcile net income to
  net cash used by operating activities:
    Depreciation                                                  553,956            534,187
    Amortization                                                  555,129            409,175
    Deferred income taxes                                         709,000            258,100
    Cumulative effect of change in accounting principle                              223,544
    Changes in operating assets and liabilities:
          Accounts and notes receivable                        (3,769,534)          (719,832)
          Inventories                                          (2,643,468)        (1,114,777)
          Prepaid expenses                                       (398,582)          (555,275)
          Accounts payable                                      1,667,872            153,162
          Accrued expenses                                         94,279            (89,322)
                                                             ------------       ------------
 NET CASH USED BY OPERATING ACTIVITIES                         (1,578,152)          (513,044)

INVESTING ACTIVITIES
 Purchases of equipment                                          (788,615)          (369,137)
 Purchases of licenses, technology, patents and other            (444,977)          (302,258)

 Purchase of Children's Medical Ventures, Inc.,
    less cash acquired                                                            (9,118,386)
                                                             ------------       ------------

NET CASH USED BY INVESTING ACTIVITIES                          (1,233,592)        (9,789,781)

FINANCING ACTIVITIES
 Revolving line of credit, net borrowings                       4,007,000          1,400,000

 Proceeds from notes payable                                                       9,600,000
 Principal payments on term debt and
    capital lease obligations                                  (1,279,715)          (801,102)
 Net proceeds from stock option exercises                         106,317             62,549
                                                             ------------       ------------
NET CASH PROVIDED  BY
    FINANCING ACTIVITIES                                        2,833,602         10,261,447
                                                             ------------       ------------
INCREASE/(DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                21,858            (41,378)

Cash and cash equivalents at beginning of period                  283,262            269,399
                                                             ------------       ------------
Cash and cash equivalents at end of period                   $    305,120       $    228,021
                                                             ============       ============


See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 29, 2000

NOTE 1 -- BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the cumulative effect of a change in accounting principle for the quarter ended August 1, 1999) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended October 29, 2000 are not necessarily indicative of the results that may be expected for the year ending April 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2000.

NOTE 2 -- ACQUISITION OF BUSINESS: On June 30, 1999, the Company acquired 100% of the capital stock of Children's Medical Ventures, Inc., a privately held developer and marketer of neonatal and pediatric care products and services. The purchase price was comprised of $8.7 million in cash and a warrant to purchase 25,000 shares of the Company's Common Stock at an exercise price of $4.3625 per share. The purchase price and related costs were financed with two term loans aggregating $9.6 million. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their respective estimated fair values at the date of acquisition. The excess of the fair value of the net assets acquired (goodwill) was approximately $7.7 million and is being amortized on a straight-line basis over 25 years. The accompanying condensed consolidated statement of income does not include any revenues or expenses related to this acquisition prior to the closing date. Following are the Company's unaudited pro forma results for the six months ended October 31, 1999 assuming that the acquisition had taken place at the beginning of that period:

                                                                                       Six Months Ended
                                                                                       October 31, 1999
                                                                                       ----------------
Net revenue                                                                              $ 19,432,000
Income before cumulative effect of
  a change in accounting principle                                                            439,000
Net income                                                                                    216,000

                                                          Six Months Ended
                                                          October 31, 1999
                                                          ----------------
Per common share amounts:
    Income before cumulative effect of
      a change in accounting principle
        Basic                                                    $0.06
        Diluted                                                  $0.05
    Net income
        Basic                                                    $0.03
        Diluted                                                  $0.03

Weighted average common shares:
    Basic                                                    7,946,291
    Diluted                                                  8,138,253


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

NOTE 4 -- ACCOUNTING CHANGE: Effective May 3, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities". The SOP required the Company to write-off any start-up costs which had been previously capitalized and to expense any future start-up costs as incurred. Earnings during the first quarter of the prior fiscal year were reduced by $223,544 (approximately $329,000 before taxes) or $0.03 per diluted share as a result of the adoption of SOP 98-5.

NOTE 5 -- PER SHARE AMOUNTS: The calculation of basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The calculation of diluted earnings per share excludes anti-dilutive options and warrants whose exercise price exceeds the average market price.

     The following table sets forth the calculation of basic and diluted earnings per share for the quarters and six months ended October 29, 2000 and October 31, 1999:

                                                            OCTOBER 29, 2000                  OCTOBER 31, 1999
                                                       Quarter          Six Months        Quarter         Six Months
                                                        Ended             Ended            Ended             Ended
                                                     -----------       -----------      -----------      -----------
NUMERATOR

  Income before cumulative effect of
    a change in accounting principle                 $   615,108       $ 1,653,196      $   562,528      $   611,538

  Cumulative effect of a change in
    accounting principle                                                                                    (223,544)
                                                     -----------       -----------      -----------      -----------
  Net income                                         $   615,108       $ 1,653,196      $   562,528      $   387,994
                                                     ===========       ===========      ===========      ===========

DENOMINATOR

   Denominator for basic earnings per share:
    Weighted average shares outstanding                8,680,416         8,669,875        7,952,768        7,946,291
     Effect of dilutive securities:
         Stock options and warrants                      199,355           237,765          176,823          191,962
                                                     -----------       -----------      -----------      -----------
     Denominator for diluted earnings per share        8,879,771         8,907,640        8,129,591        8,138,253
                                                     ===========       ===========      ===========      ===========


Basic earnings per share                             $      0.07       $      0.19      $      0.07      $      0.05

Diluted earnings per share                           $      0.07       $      0.19      $      0.07      $      0.05


NOTE 6-- DEBT AND CAPITAL LEASE OBLIGATIONS: The Company maintains a revolving credit agreement with its primary bank which provides for borrowing to a maximum of $10,000,000, as amended December 1, 2000 which expires August 31, 2001 and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.6% (8.22% at October 29, 2000). The Company also has a term loan with its primary bank which provides for monthly installments of $50,000 plus interest at LIBOR plus 1.4% (8.02% at October 29, 2000) through November 2003. The Company entered into an interest rate swap agreement during fiscal 1999 to hedge a notional amount equal to the remaining principal balance of the term loan. The rate is fixed at 6.77% and the agreement expires November 2003. During June 1999, the Company entered into two additional term loans each in the amount of $4,800,000 to finance the acquisition of Children's Medical Ventures, Inc. Under an amended and restated agreement with the Company's primary bank, the Company entered into a five year term loan which is payable in monthly installments of $80,000 plus interest at LIBOR plus 1.8% (8.42% at October 29, 2000) and expires during June 2004. The Company also entered into a five year term loan with another bank which is payable in monthly installments of $80,000 plus interest at LIBOR plus 1.6% (8.22% at October 29, 2000) and expires during June 2004.

       Pursuant to the terms of the amended and restated bank agreements and the new term loan agreements, the Company is required, among other things, to maintain certain financial ratios, minimum levels of working capital and net worth, and is restricted from the payment of dividends.

DEBT AND CAPITAL LEASE OBLIGATIONS CONSIST OF:

                                       October 29, 2000   April 30, 2000
                                       ----------------   --------------
Note payable to bank under revolving
  credit agreement                        $ 5,782,000      $ 1,775,000

Term loans payable to banks                 7,100,000        8,360,000

Capital lease obligation                       31,150           50,865
                                          -----------      -----------
                                           12,913,150       10,185,865
Less current portion                        8,333,150        4,335,264
                                          -----------      -----------
                                          $ 4,580,000      $ 5,850,601
                                          ===========      ===========

                         NOVAMETRIX MEDICAL SYSTEMS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales for the second quarter of fiscal 2001 increased by approximately $3.0 million or 29% to $13.5 million compared to net sales of approximately $10.5 million for the second quarter of fiscal 2000. Sales to international and Original Equipment Manufacturer ("OEM") customers were primarily responsible for the growth in overall sales. International sales grew approximately 72% over the second quarter of the prior fiscal year while sales to OEM customers increased approximately 64% over the second quarter of the prior fiscal year. Net sales for the first six months of fiscal 2001 increased by approximately $7.9 million or 44% compared to the first six months of the prior year. Sales increased in nearly all markets for the company's products including the domestic hospital marketplace, international markets and sales to OEM customers.

     Cost of products sold as a percentage of net sales was 48% for the second quarter of fiscal 2001 compared to 42% for the second quarter of fiscal 2000. Lower than anticipated domestic sales volume and gross margins and increased costs for components used in the Company's products were the primary cause of the increase in cost of sales. Cost of products sold as a percentage of net sales was 45% for the first six months of fiscal 2001 compared to 42% for the first six months of the prior year due to the second quarter increase in cost of products sold. The Company expects that component cost increases, driven by the tight supply pressures, will continue to affect cost of products sold during the remainder of the fiscal year while cost of products sold in the domestic hospital marketplace should begin to return to normal levels. The Company is pursuing purchasing or design alternatives and other product cost reductions to improve its gross profit.

     Research and product development ("R&D") spending increased by 1% to approximately $1,048,000 for the second quarter of fiscal 2001 compared to the second quarter of the prior year. R&D spending increased by approximately $144,000 or 7% for the first six months of fiscal 2001 compared to the first six months of the prior fiscal year. The increase in R&D expense was primarily attributable to increased salaries and related benefits, increased costs for outside professional services and increased travel and entertainment expenses. R&D expenses as a percentage of sales for the quarter and six months ended October 29, 2000 were 7.7% and 8.3% respectively, compared to 9.9% and 11.1% for the corresponding periods of the prior year. The addition on June 30th of the prior year of Children's Medical Ventures, Inc. ("ChMV"), which is not an R&D intensive business, lowered the quarter-to-quarter comparison for the Company. Management expects R&D spending to approximate 8% to 9% of sales for fiscal 2001.

     Selling, general and administrative ("S,G&A") expenses as a percentage of sales improved to 34.6% in the second quarter of fiscal 2001 compared to 37.2% in the second quarter of fiscal 2000. S,G&A spending increased approximately $764,000 or 20% for the second quarter of the current year compared to the second quarter of the prior year on the increase of 29% in revenue. S,G&A expenses improved to

34.2% of sales for the six months ended October 29, 2000 compared to 39.2% for the first six months of the prior fiscal year. S,G&A expenses increased approximately $1.8 million or 25% for the first six months of the current fiscal year compared to the prior fiscal year on the revenue increase of 44%. Selling expenses, which accounted for the majority of the increase in S,G&A expenses for both the quarter and six months ended October 29, 2000, increased primarily as a result of the higher sales volume and the incremental sales staff required to support the Company's pulse oximetry hospital conversion programs, and increased spending for advertising. General and administrative expenses accounted for approximately 21% of the overall increase in S,G&A for both the quarter and six months ended October 29, 2000 as a result of increased salaries and related benefits and increased legal, financial and insurance expenses.

     Interest expense decreased approximately $45,000 for the second quarter of fiscal 2001 compared to the second quarter of the prior fiscal year. Term debt reduction partially offset by increases in the revolving credit facility was responsible for the decrease in interest expense. Interest expense for the first six months of fiscal 2001 increased approximately $19,000 compared to the first six months of fiscal 2000. Interest expense for the first quarter of the prior fiscal year included only one month of debt associated with the acquisition of ChMV on June 30, 1999.

     Goodwill amortization for the second quarter of both fiscal 2001 and 2000 was approximately $77,000. Goodwill amortization increased approximately $52,000 for the first six months of fiscal 2001 compared to the first six months of fiscal 2000 due to the full quarter effect in the first quarter of the current year of the amortization associated with the ChMV acquisition.

      Income tax expense for the quarter and six months ended October 29, 2000 was $338,000 and $909,000 respectively, compared to $265,000 and $288,100 for the quarter and six months ended October 31, 1999 as a result of higher pre-tax earnings and an increased effective tax rate. The effective income tax rate for fiscal year 2001 was 35.5% compared to 32.0% for the first half of fiscal year 2000 as a result of reductions in certain income tax benefits. The Company anticipates that it will fully utilize effectively all of its net operating loss carryforwards and business tax credits for federal income tax purposes by the end of the fiscal year.

     Net income for the second quarter of fiscal 2001 increased by 9.3% to approximately $615,000 or $0.07 per diluted share compared to approximately $563,000 or $0.07 per diluted share for the second quarter of fiscal 2000. Net income for the first six months ended October 29, 2000 increased by 170% to approximately $1,653,000 or $0.19 per diluted share compared to income before the cumulative effect of a change in accounting principle of approximately $612,000 or $0.08 per diluted share for the six months ended October 31, 1999. The prior year was impacted by the adoption of an accounting standard requiring the expensing of start-up costs previously capitalized, a one-time charge of approximately $224,000 or $0.03 per diluted share. This resulted in net income of approximately $388,000 or $0.05 per diluted share for the first six months of the prior fiscal year.

      Except for orders pursuant to long-term agreements, the Company traditionally ships its products on a current basis. As such, the Company does not consider its backlog levels to be a meaningful indicator of future sales.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $17.8 million at October 29, 2000 compared to $17.5 million at April 30, 2000. Increases in accounts receivable, inventories and prepaid expenses were offset by increases in accounts payable and borrowings under the revolving credit facility, and a decrease in deferred income taxes. The Company's current ratio was 2.1 to 1 at October 29, 2000 compared to 2.6 to 1 at April 30, 2000.

     Approximately $1.6 million of cash was used by operating activities for the six months ended October 29, 2000 compared to approximately $513,000 for the first six months of the prior fiscal year. Increases in inventories and accounts receivable, partially offset by increases in accounts payable and earnings before deferred taxes, depreciation and amortization accounted for the majority of cash used from operations.

     Approximately $2.8 million was provided from financing activities during the first six months of fiscal 2001 compared to approximately $10.3 million for the first six months of the prior fiscal year. During the first quarter of fiscal 2000, the Company borrowed approximately $9.6 million to finance the acquisition of Children's Medical Ventures, Inc. Funds provided from financing activities for the first six months of fiscal 2001 were primarily related to additional borrowings under the revolving credit facility for working capital requirements, partially offset by principal payments under term debt agreements.

     The Company expects cash from operations and funds available under the Company's revolving credit agreement to adequately support its planned operating requirements for the balance of fiscal 2001. In addition, approximately $3.3 million of additional proceeds may potentially be realized from the exercise of the Company's Class B Warrants, which are callable under specified conditions, exercisable at $5.85 per share and, as amended, expire on December 8, 2001. Management believes that additional funds, if needed, are obtainable on commercially reasonable terms.

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

                           PART II- OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held on October 3, 2000 at the Ramada Plaza Hotel in Meriden, Connecticut.

     (b) Not applicable because:

         (i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934,

         (ii) There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement dated August 23, 2000,

         (iii)    Such nominees were elected.

     (c) Matters voted upon at the Meeting were as follows:

                                                                                       Votes           Votes        Withheld/
                                                                                        For           Against        Abstain
                                                                                      ---------       -------       ---------
         (i)      Election of three Class B directors of the Company for the next three years

                   John P. Mahoney                                                    8,020,030                      117,940

                   Photios T. Paulson                                                 7,928,190                      209,780

                   Steven J. Shulman                                                  7,926,193                      211,777

         (ii)     Approval of the Novametrix Medical Systems Inc. 2000 Long
                  Term Incentive Plan                                                 4,227,715       410,487         46,440

         (iii)    Approval of the Novametrix Medical Systems Inc. 2000 Employee
                  Stock Purchase Plan                                                 4,414,117       242,279         28,246

         (iv)     Ratification of the Board of Directors selection of Ernst &
                  Young LLP to serve as the Company's independent auditors for
                  the fiscal year ended April 29, 2001                                8,025,452       100,169         12,349

ITEM 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits: The exhibits required to be filed as part of the Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

      (b) Reports on Form 8-K: There were no reports filed on Form 8-K filed during the quarter ended October 29, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NOVAMETRIX MEDICAL SYSTEMS INC.


Dated:  December 12, 2000                      s/William J. Lacourciere
        -----------------                      ---------------------------
                                               William J. Lacourciere
                                               Chairman of the Board
                                               and Chief Executive Officer

Dated:  December 12, 2000                      s/Joseph A. Vincent
        -----------------                      ---------------------------
                                               Joseph A. Vincent, CMA
                                               Executive Vice President
                                               and Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                       PAGE

   27         Financial Data Schedule                                   19