Form 10-Q
period 2001-01-28
NOVAMETRIX MEDICAL SYSTEMS INC
filed 2001-03-05
CIK 310450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  January 28, 2001
                               -----------------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________ .

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

Common Stock, $0.01 par value: 8,714,697 shares issued and outstanding as of February 28, 2001

                                  Page 1 of 18
                          Index to Exhibits at Page 16

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                      INDEX


                                                                            PAGE
PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

       Condensed Consolidated Statements of Income -
        Quarters ended January 28, 2001 and January 30, 2000                  3

       Nine months ended January 28, 2001 and January 30, 2000                4

       Condensed Consolidated Balance Sheets -
        January 28, 2001 and April 30, 2000                                   5

       Condensed Consolidated Statements of Cash Flows -
        Nine months ended January 28, 2001 and January 30, 2000               7

       Notes to Condensed Consolidated Financial Statements -
        January 28, 2001                                                      8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                              12

PART II. OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    15


SIGNATURES                                                                   16
----------

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                 QUARTER ENDED      QUARTER ENDED
                                                JANUARY 28, 2001   JANUARY 30, 2000
                                                ----------------   ----------------
Net sales                                         $14,101,411        $12,167,218

Costs and expenses:
  Cost of products sold                             6,401,002          5,184,780
  Research and product development                  1,102,540          1,060,985
  Selling, general and administrative               5,030,862          4,299,736
  Interest expense                                    274,495            302,957
  Goodwill amortization                                74,138             78,325
  Other expense                                        39,321             19,302
                                                  -----------        -----------
                                                   12,922,358         10,946,085

                                                  -----------        -----------
Income before income taxes                          1,179,053          1,221,133

Income taxes                                          419,000            391,000
                                                  -----------        -----------

Net income                                        $   760,053        $   830,133
                                                  ===========        ===========

Per common share amounts:

        Basic                                     $      0.09        $      0.10
        Diluted                                   $      0.09        $      0.10



See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                  NINE MONTHS ENDED    NINE MONTHS ENDED
                                                  JANUARY 28, 2001     JANUARY 30, 2000
                                                  ----------------     ----------------
Net sales                                           $ 40,228,266         $ 30,360,284

Costs and expenses:
  Cost of products sold                               18,190,597           12,794,919
  Research and product development                     3,259,317            3,073,670
  Selling, general and administrative                 13,957,947           11,426,748
  Interest expense                                       746,924              756,322
  Goodwill amortization                                  229,294              181,013
  Other expense                                          102,939                6,841
                                                    ------------         ------------
                                                      36,487,018           28,239,513

Income before income taxes and cumulative           ------------         ------------
  effect of a change in accounting principle           3,741,248            2,120,771

Income taxes                                           1,328,000              679,100
                                                    ------------         ------------

Income before cumulative effect of a
   change in accounting principle                      2,413,248            1,441,671

Cumulative effect of a change in
   accounting principle                                                      (223,544)
                                                    ------------         ------------
Net income                                          $  2,413,248         $  1,218,127
                                                    ============         ============

Per common share amounts:
   Income before cumulative effect of a
     change in accounting principle
        Basic                                       $       0.28         $       0.18
        Diluted                                     $       0.27         $       0.18

   Cumulative effect of a change in
     accounting principle
        Basic                                                            $      (0.03)
        Diluted                                                          $      (0.03)

   Net income
        Basic                                       $       0.28         $       0.15
        Diluted                                     $       0.27         $       0.15


See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


  ASSETS                                           JANUARY 28, 2001    APRIL 30, 2000
  ------                                           ----------------    --------------
CURRENT ASSETS

  Cash and cash equivalents                          $   286,993        $   283,262
  Accounts receivable, less allowance for
      losses of $300,000                              18,422,576         15,412,529

  Current portion of notes receivable                    357,124            260,722

  Inventories:
      Finished products                                4,915,318          4,450,432
      Work in process                                  2,413,907          1,321,196
      Materials                                        6,196,942          4,091,089
                                                     -----------        -----------
                                                      13,526,167          9,862,717

  Deferred income taxes                                  902,866          1,880,866
  Prepaid expenses                                     1,265,761            854,839
                                                     -----------        -----------
  TOTAL CURRENT ASSETS                                34,761,487         28,554,935

Notes receivable, less current portion                 1,435,496          1,607,563

Equipment, less accumulated depreciation of
  $8,889,083 and $8,028,572, respectively              3,640,166          3,350,115

License, technology, patents and other costs
  less accumulated amortization of $4,946,747
  and $4,409,429, respectively                         5,262,939          5,118,945

Goodwill, less accumulated amortization of
  $487,885 and $258,591, respectively                  7,215,554          7,444,848

Deferred income taxes                                  1,074,261          1,074,261
                                                     -----------        -----------
                                                     $53,389,903        $47,150,667
                                                     ===========        ===========


See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                   (CONTINUED)


LIABILITIES AND SHAREHOLDERS' EQUITY                        JANUARY 28, 2001      APRIL 30, 2000
------------------------------------                        ----------------      --------------
CURRENT LIABILITIES

  Accounts payable                                            $  4,537,479         $  2,968,833
  Accrued expenses                                               3,811,174            3,730,147
  Current portion of debt and capital lease obligation           8,235,982            4,335,264

                                                              ------------         ------------
   TOTAL CURRENT LIABILITIES                                    16,584,635           11,034,244

Long-term debt and capital lease obligation, less
    current portion                                              3,950,000            5,850,601

SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized
       20,000,000 shares, issued 9,502,052 shares at
       January 28, 2001 and 9,450,304 shares at
       April 30, 2000, including Treasury shares                    95,021               94,503

  Additional paid-in capital                                    35,173,022           34,997,342

  Retained earnings (deficit)                                    1,394,286           (1,018,962)

  Treasury stock, at cost - 799,355 shares                      (3,807,061)          (3,807,061)
                                                              ------------         ------------
                                                                32,855,268           30,265,822

                                                              ------------         ------------
                                                              $ 53,389,903         $ 47,150,667
                                                              ============         ============


See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                             NINE MONTHS ENDED    NINE MONTHS ENDED
                                                             JANUARY 28, 2001     JANUARY 30, 2000
                                                             ----------------     -----------------
OPERATING ACTIVITIES
 Net income                                                    $  2,413,248         $  1,218,127
 Adjustments to reconcile net income to
  net cash (used) provided by operating activities:
    Depreciation                                                    860,511              821,466
    Amortization                                                    839,978              621,678
    Deferred income taxes                                           978,000              609,100
    Cumulative effect of change in accounting principle                                  223,544
    Changes in operating assets and liabilities:
          Accounts and notes receivable                          (2,934,382)            (676,944)
          Inventories                                            (3,663,450)            (372,341)
          Prepaid expenses                                         (410,922)            (414,661)
          Accounts payable                                        1,568,646              (68,264)
          Accrued expenses                                           81,027             (329,887)
 NET CASH (USED) PROVIDED BY                                   ------------         ------------
   OPERATING ACTIVITIES                                            (267,344)           1,631,818

INVESTING ACTIVITIES
 Purchases of equipment                                          (1,150,562)            (547,225)
 Purchases of licenses, technology, patents and other              (754,678)            (880,748)
 Purchase of Children's Medical Ventures, Inc.,
   less cash acquired                                                                 (9,174,505)
                                                               ------------         ------------
NET CASH USED BY INVESTING ACTIVITIES                            (1,905,240)         (10,602,478)

FINANCING ACTIVITIES
 Revolving line of credit, net borrowings                         3,920,000              521,000
 Proceeds from long-term notes payable                                                 9,600,000
 Principal payments on term debt and
    capital lease obligations                                    (1,919,883)          (1,440,461)
 Net proceeds from stock option exercises                           176,198              245,253
NET CASH PROVIDED  BY                                          ------------         ------------
    FINANCING ACTIVITIES                                          2,176,315            8,925,792

INCREASE (DECREASE) IN CASH AND                                ------------         ------------
   CASH EQUIVALENTS                                                   3,731              (44,868)

Cash and cash equivalents at beginning of period                    283,262              269,399
                                                               ------------         ------------
Cash and cash equivalents at end of period                     $    286,993         $    224,531
                                                               ============         ============


See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                JANUARY 28, 2001


NOTE 1 -- BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the cumulative effect of a change in accounting principle for the quarter ended August 1, 1999) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended January 28, 2001 are not necessarily indicative of the results that may be expected for the year ending April 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 2000.


NOTE 2 -- ACQUISITION OF BUSINESS: On June 30, 1999, the Company acquired 100% of the capital stock of Children's Medical Ventures, Inc., a privately held developer and marketer of neonatal and pediatric care products and services. The purchase price was comprised of $8.7 million in cash and a warrant to purchase 25,000 shares of the Company's Common Stock at an exercise price of $4.3625 per share. The purchase price and related costs were financed with two term loans aggregating $9.6 million. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to the underlying assets and liabilities based upon their respective estimated fair values at the date of acquisition. The excess of cost over the fair value of the net assets acquired (goodwill) was approximately $7.7 million and is being amortized on a straight-line basis over 25 years. The accompanying condensed consolidated statement of income does not include any revenues or expenses related to this acquisition prior to the closing date. Following are the Company's unaudited pro forma results for the nine months ended January 30, 2000 assuming that the acquisition had taken place at the beginning of that period:


                                                 Nine Months Ended
                                                 January 30, 2000
                                                 ----------------
Net revenue                                        $ 31,599,000
Income before cumulative effect of
  a change in accounting principle                    1,270,000
Net income                                            1,046,000



                                                 Nine Months Ended
                                                 January 30, 2000
                                                 ----------------
Per common share amounts:
    Income before cumulative effect of
      a change in accounting principle
        Basic                                            $ 0.16
        Diluted                                          $ 0.16
    Net income
        Basic                                            $ 0.13
        Diluted                                          $ 0.13

Weighted average common shares:
    Basic                                             7,981,354
    Diluted                                           8,187,902

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


       The following table sets forth the calculation of basic and diluted earnings per share for the quarters and nine months ended January 28, 2001 and January 30, 2000:


                                                          JANUARY 28, 2001                 JANUARY 30, 2000

                                                      Quarter       Nine Months       Quarter       Nine Months
                                                       Ended           Ended           Ended           Ended
                                                       -----           -----           -----           -----
NUMERATOR
  Income before cumulative effect of
    a change in accounting principle                 $  760,053     $ 2,413,248      $  830,133     $ 1,441,671

  Cumulative effect of a change in
    accounting principle                                                                               (223,544)
                                                     ----------     -----------      ----------     -----------
  Net income                                         $  760,053     $ 2,413,248      $  830,133     $ 1,218,127
                                                     ==========     ===========      ==========     ===========


DENOMINATOR
   Denominator for basic earnings per share:
    Weighted average shares outstanding               8,689,323       8,676,358       8,051,481       7,981,354

    Effect of dilutive securities:
       Stock options and warrants                        74,423         183,831         165,756         206,548
                                                     ----------     -----------      ----------     -----------
    Denominator for diluted earnings per share        8,763,746       8,860,189       8,217,237       8,187,902
                                                     ==========     ===========      ==========     ===========

Basic earnings per share                                $  0.09         $  0.28         $  0.10         $  0.15

Diluted earnings per share                              $  0.09         $  0.27         $  0.10         $  0.15

NOTE 6-- DEBT AND CAPITAL LEASE OBLIGATIONS: The Company maintains a revolving credit agreement with its primary bank which provides for borrowing to a maximum of $10,000,000, as amended December 1, 2000, expires August 31, 2001 and bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.3% (6.99% at January 28, 2001). The Company also has a term loan with its primary bank which provides for monthly installments of $50,000 plus interest at LIBOR plus 1.4% (7.09% at January 28, 2001) through November 2003. The Company entered into an interest rate swap agreement during fiscal 1999 to hedge a notional amount equal to the remaining principal balance of the term loan. The rate is fixed at 6.77% and the agreement expires November 2003. During June 1999, the Company entered into two additional term loans each in the amount of $4,800,000 to finance the acquisition of Children's Medical Ventures, Inc. Under an amended and restated agreement with the Company's primary bank, the Company entered into a five year term loan which is payable in monthly installments of $80,000 plus interest at LIBOR plus 1.6% (7.29% at January 28, 2001) and expires during June 2004. The Company also entered into a five year term loan with another bank which is also payable in monthly installments of $80,000 plus interest at LIBOR plus 1.6% and expires during June 2004.


       Pursuant to the terms of the amended and restated bank agreements and the new term loan agreements, the Company is required, among other things, to maintain certain financial ratios, minimum levels of working capital and net worth, and is restricted from the payment of dividends.


DEBT AND CAPITAL LEASE OBLIGATIONS CONSIST OF:
                                                     January 28, 2001          April 30, 2000
                                                     ----------------          --------------
Note payable to bank under revolving
  credit agreement                                       $ 5,695,000               $ 1,775,000

Term loans payable to banks                                6,470,000                 8,360,000

Capital lease obligation                                      20,982                    50,865
                                                         -----------               -----------
                                                          12,185,982                10,185,865
Less current portion                                       8,235,982                 4,335,264
                                                         -----------               -----------
                                                         $ 3,950,000               $ 5,850,601
                                                         ===========               ===========

                         NOVAMETRIX MEDICAL SYSTEMS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

       Net sales for the third quarter of fiscal 2001 increased by approximately $1.9 million or 16% to $14.1 million compared to net sales of approximately $12.2 million for the third quarter of fiscal 2000. Sales to Original Equipment Manufacturer ("OEM") and international customers were primarily responsible for the growth in overall sales. OEM sales grew approximately 60% over the third quarter of the prior fiscal year while international sales increased approximately 40% over the third quarter of the prior fiscal year. Net sales for the first nine months of fiscal 2001 increased by approximately $9.9 million or 33% compared to the first nine months of the prior year. Sales increased in nearly all markets for the Company's products including the domestic hospital marketplace, international markets, sales to OEM customers and were affected by the acquisition of Children's Medical Ventures, Inc. ("ChMV") on June 30, 1999.

       Cost of products sold as a percentage of net sales was 45% for the third quarter of fiscal 2001 compared to 43% for the third quarter of fiscal 2000. The increase in cost of products sold was primarily product mix related resulting from reduced sales in the domestic hospital marketplace and increased international and OEM sales as compared to the three months ended January 30,2000, and higher component costs. Cost of products sold as a percentage of net sales was 45% for the first nine months of fiscal 2001 compared to 42% for the first nine months of the prior year due both to product mix issues and increased costs for components used in the Company's products. The Company expects that component cost increases, driven by the tight supply pressures, will continue to affect cost of products sold during the remainder of the fiscal year. The Company is pursuing purchasing and design alternatives and other product cost reductions to improve its gross profit.

       Research and product development ("R&D") spending increased by 4% for the third quarter of fiscal 2001 compared to the third quarter of the prior year. The increase in R&D expense was primarily attributable to increased costs for outside professional services. R&D spending increased by approximately $186,000 or 6% for the first nine months of fiscal 2001 compared to the first nine months of the prior fiscal year. The increase in R&D expense was primarily related to increased salaries and related expenditures, outside professional services, and travel expenses. R&D expenses as a percentage of sales for the quarter and nine months ended January 28, 2001 were 7.8% and 8.1% respectively, compared to 8.7% and 10.1% for the corresponding periods of the prior year as a result of the ChMV acquisition. Management expects R&D spending to approximate 8% of sales for fiscal 2001.

       Selling, general and administrative ("S,G&A") expenses as a percentage of sales increased slightly to 35.7% in the third quarter of fiscal 2001 compared to 35.3% in the third quarter of fiscal 2000. S,G&A spending increased approximately $731,000 or 17% for the third quarter of the current year compared to the third quarter of the prior year on an increase in revenue of 16%. S,G&A expenses increased approximately $2.5 million or 22% for the first nine months of the current fiscal year compared to the prior fiscal year. However, as a result of the increase in revenue of 33% for the nine months ended January 28, 2001 over the first nine months of the prior fiscal year, S,G&A expenses decreased to 34.7% of sales compared to 37.6% of sales. Selling expenses, which accounted for the majority of the increase in S,G&A expenses for both the quarter and nine months ended January 28, 2001, increased primarily as a result of the higher sales volume and the expansion of the domestic sales organization, and for the first nine months of fiscal 2001, increased spending for advertising as well. General and administrative expenses increased 21% and 23%, respectively, for the quarter and nine months ended January 28, 2001 as a result of increased salaries and related benefits, legal expenses, travel and entertainment and insurance costs.

       Interest expense decreased approximately $28,000 for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. Interest expense for the first nine months of fiscal 2001 decreased approximately $9,000 compared to the first nine months of the prior fiscal year. Term debt reduction partially offset by increases in the revolving credit facility was primarily responsible for the decrease in interest expense for both periods.

       Income tax expense for the quarter and nine months ended January 28, 2001 was $419,000 and $1,328,000 respectively, compared to $391,000 and $679,100 for the quarter and nine months ended January 30, 2000 as a result of higher pre-tax earnings and an increased effective tax rate. The estimated effective income tax rate for fiscal year 2001 is 35.5% compared to 32.0% for the first nine months of fiscal year 2000 as a result of reductions in certain income tax benefits. The Company anticipates that it will fully utilize all of its net operating loss carryforwards and business tax credits for federal income tax purposes by the end of the current fiscal year.

       Net income for the third quarter of fiscal 2001 was approximately $760,000 or $0.09 per diluted share compared to approximately $830,000 or $0.10 per diluted share for the third quarter of fiscal 2000. Lower than expected sales to the domestic hospital marketplace, product mix issues and higher component costs affecting gross profit were primarily responsible for the reduction in net income. Net income for the first nine months ended January 28, 2001 increased by 67% to approximately $2,413,000 or $0.27 per diluted share compared to income before the cumulative effect of a change in accounting principle of approximately $1,442,000 or $0.18 per diluted share for the nine months ended January 30, 2000. The prior year was impacted by the adoption of an accounting standard requiring the expensing of start-up costs previously capitalized, a one-time charge of approximately $224,000 or $0.03 per diluted share. This resulted in net income of approximately $1,218,000 or $0.15 per diluted share for the first nine months of the prior fiscal year.

       Except for orders pursuant to long-term agreements, the Company traditionally ships its products on a current basis. As such, the Company does not consider its backlog levels to be a meaningful indicator of future sales.



LIQUIDITY AND CAPITAL RESOURCES

       The Company had working capital of $18.2 million at January 28, 2001 compared to $17.5 million at April 30, 2000. Increases in accounts receivable, inventories and prepaid expenses were offset by increases in accounts payable and borrowings under the revolving credit facility, and a decrease in deferred income taxes. The Company's current ratio was 2.1 to 1 at January 28, 2001 compared to 2.6 to 1 at April 30, 2000.

       Approximately $267,000 of cash was used by operating activities for the nine months ended January 28, 2001 compared to approximately $1,632,000 provided for the first nine months of the prior fiscal year. Increases in inventories and accounts receivable, partially offset by increases in accounts payable and earnings before deferred taxes, depreciation and amortization accounted for the majority of cash used by operations. During the three months ended January 28, 2001, approximately $1,311,000 of cash was provided by operations primarily as a result of earnings before deferred income taxes, depreciation and amortization, and decreases in accounts receivable.

       Approximately $2.2 million was provided by financing activities during the first nine months of fiscal 2001 compared to approximately $8.9 million for the first nine months of the prior fiscal year. During the first quarter of fiscal 2000, the Company borrowed approximately $9.6 million to finance the acquisition of Children's Medical Ventures, Inc. Funds provided from financing activities for the first nine months of fiscal 2001 were primarily related to additional borrowings under the revolving credit facility for working capital requirements, partially offset by principal payments under long-term debt agreements.

       The Company expects cash from operations and funds available under the Company's revolving credit agreement to adequately support its planned operating requirements for the balance of fiscal 2001. In addition, approximately $3.3 million of additional proceeds may potentially be realized from the exercise of the Company's Class B Warrants. These warrants are callable under specified conditions and are exercisable at $5.85 per share; they expire on December 8, 2001. Management believes that additional funds, if needed, are obtainable on commercially reasonable terms.


FORWARD LOOKING INFORMATION

       This Quarterly Report contains forward looking statements about the Company's projected operating results. The Company's ability to achieve its projected results is dependent upon a variety of factors, many of which are outside of management's control, including without limitation, global economic changes, the cost and availability of required component parts, an unanticipated slowdown in the healthcare industry, unanticipated technological developments which affect the competitiveness of the Company's products, or an unanticipated delay or loss of business. The Company does not intend to update publicly any of the forward-looking statements contained herein.


                           PART II- OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.

   (a) Exhibits: The exhibits required to be filed as part of the Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

   (b) Reports on Form 8-K: There were no reports filed on Form 8-K filed during the quarter ended January 28, 2001.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   NOVAMETRIX MEDICAL SYSTEMS INC.


   Dated: March 2, 2001                 s/William J. Lacourciere
          -------------                 ------------------------
                                          William J. Lacourciere
                                          Chairman of the Board
                                          and Chief Executive Officer


   Dated: March 2, 2001                 s/Joseph A. Vincent
          -------------                 -------------------
                                          Joseph A. Vincent, CMA
                                          Executive Vice President
                                          and Chief Financial Officer

                                INDEX TO EXHIBITS




                                                                         PAGE

27         Financial Data Schedule                                        18