Form 10-K
period 2001-04-29
NOVAMETRIX MEDICAL SYSTEMS INC
filed 2001-07-27
CIK 310450

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

For the fiscal year ended April 29, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

For the transition period from            to
                               ----------    -------------

                         Commission file number 20-8969

                         NOVAMETRIX MEDICAL SYSTEMS INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

       Delaware                                               06-0977422
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

5 Technology Drive
Wallingford, Connecticut                                         06492
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)


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


                               Page 1 of 109 pages

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

         Aggregate market value as of June 29, 2001 ............    $47,482,816

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Common Stock, $.01 par value, as of June 29, 2001 ..   8,743,900 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the documents incorporated by reference herein and the Part of the Form 10-K into which the document is incorporated:

         Proxy Statement to be dated on or about August 24, 2001 -- Part III

ITEM 1.           BUSINESS.

GENERAL

         Novametrix Medical Systems Inc. ("Novametrix" or the "Company"), a Delaware corporation, is the world's premier provider of non-invasive cardiopulmonary (heart and lung) monitors and sensors, and developmental care products and services to the critical care marketplace. With a record of creating industry-leading technology and concepts since its inception in 1978, Novametrix today offers solutions to many of the clinical, technological and budgetary problems faced by its healthcare customers. Novametrix sells these products and services principally to hospitals around the world through a network of direct and independent distribution channels.

         Revenues are derived from one industry segment, including product sales to the four principal areas summarized below, each of which addresses the particular needs of our various customers. Our products relating to each of these areas are described in greater detail later in this section.

         1. CARDIOPULMONARY PATIENT MONITORS - Since 1979, when the Company launched its revolutionary Pneumogard monitoring system, providing mean airway pressure measurements in infants with serious respiratory conditions, Novametrix has produced a number of non-invasive monitoring devices which measure important cardiopulmonary patient parameters. In its current product offering, Novametrix continues to innovate, selling stand-alone patient monitors that uniquely and non-invasively measure such physiologic parameters as cardiac output, pulmonary deadspace, and carbon dioxide ("CO(2)") production, while continuing to lead the way with oximetry, capnography and transcutaneous blood gas monitoring. These monitors, used in various hospital settings including the operating room, intensive care units, emergency departments and for patient transport, provide clinicians with vital information that improves the quality of patient care while helping to reduce the hospital length of stay and operating costs.

         2. CAPITATED OXIMETRY CONVERSION PROGRAMS - The pulse oximeter, which measures a patient's pulse rate and blood oxygen levels, has become a standard of care in most patient monitoring situations. With the use of disposable, single-patient use sensors by many hospitals, it is also an area of high and increasing operating expense for hospitals. For a fraction of those operating costs and with no capital expenditure by the customer, hospitals can upgrade to Novametrix' state-of-the-art pulse oximeters with reusable sensors under the Novametrix Capitated Oximetry Conversion Program. The program provides an unconditional guarantee for the sensors and monitors over the life of the contract, for a fixed, predictable cost which is often just a fraction of the hospital's prior spending levels for disposable sensors alone.

         3. PARTNER AGREEMENTS - Novametrix has numerous agreements with many of the leading patient monitoring companies in the world including GE Medical Systems, Puritan Bennett, Siemens Medical Systems, Datascope, Spacelabs Medical Systems, Zoll Medical, Fukuda Denshi and Dixtal Biomedica. These companies utilize our sensors and electronics in their products which include multi-parameter monitoring systems, ventilators and defibrillators. The use of our unique technology by these companies in their products is not only an endorsement of our technology, but also helps to establish these leading-edge parameters as standards of care. It also provides an opportunity for Novametrix to participate in the sale of multi-parameter monitors, defibrillators, ventilators, etc., all of which are product offerings that the Company does not produce on its own.

                  The Company's original equipment manufacturer ("OEM") strategy gives it a much broader access to the market than it could achieve on its own. The additional modules placed in the field also provide a natural market for our follow-on sensors and accessories. The ability to interface our sensors with the monitors of our OEM partners is important in a market that views standardization as an additional method of weeding excess costs out of the healthcare system. The Company also leverages the expanded distribution capabilities of some of its partners, such as GE Medical Systems and Puritan Bennett, to access the market. Considering its expansive network of OEM customers and its leading position in stand-alone monitors, Novametrix is the world leader in providing cardiopulmonary monitoring technology to the healthcare marketplace.

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

PRODUCTS

         Novametrix' line of cardiopulmonary patient monitors includes: the Company's newest breakthrough product, the NICO(R)("NICO"), which among other parameters non-invasively measures cardiac output; the revolutionary volumetric CO(2) monitor, CO(2)SMO Plus!(TM) ("CO(2)SMO PLUS"); our state-of-the-art MARSpO(2)(TM) ("MARS") motion artifact rejection oximetry product; capnographs; and transcutaneous blood gas monitors. Developmental care products include a variety of products specifically designed for the care of premature infants.

NICO CARDIOPULMONARY MONITOR.

         MEDICAL BACKGROUND: Cardiac Output (the amount of blood pumped by the heart per minute) and lung function (the level to which the lungs are transferring oxygen and carbon dioxide to and from the blood stream) are vital parameters in the treatment of critical care patients. For example, with mechanically ventilated patients clinicians must carefully balance cardiac output and ventilator settings, and without sufficient data, selected treatments may actually be deleterious to a patient. Given this inter-relationship between heart and lung function in delivering oxygen to human tissue, understanding each of these functions allows clinicians to make improved decisions regarding the appropriate treatment options for these patients. Cardiac output has traditionally been measured through the use of a highly invasive thermodilution technique, which requires insertion of a Swan-Ganz catheter through the heart and into the pulmonary artery ("PA") and poses a high level of risk to the patient. Another alternative for measuring cardiac output, the original direct Fick method, also requires invasive measurements and labor-intensive manual tasks, and is a well-accepted standard reference technique used to evaluate all other means of determining cardiac output.

         The Company's newest monitor, NICO, is the first commercially available device to provide clinicians with a complete comprehensive cardiopulmonary picture of a patient including the measurement of cardiac output non-invasively, using the indirect Fick partial rebreathing technique.

         In addition to cardiac output, NICO provides other critical patient variables including stroke volume, cardiac index, pulmonary deadspace, total CO(2) elimination, end-tidal CO(2), respiration, oxygen saturation, and respiratory mechanics parameters (see descriptions below).

         Clinical applications of our new device include monitoring patients during surgery, in the emergency room and in the intensive care unit. Patient safety can be enhanced by measuring cardiac output and pulmonary function on all patients and eliminating the documented hazards of the use of PA catheters which include infection, embolism and heart or lung tissue damage. NICO is very simple to use and eliminates the costs, risks and complications associated with the use of PA catheters. Further, since NICO is non-invasive and easy to operate, the use of this technology may be expanded to other applications where cardiac output measurements were previously deemed too risky or costly.

         The entire NICO system, including the disposable rebreathing valve and sensor, is covered by numerous patents and patents pending and is the result of many years of work by our research and development group.

VOLUMETRIC CO(2) MONITOR.

         MEDICAL BACKGROUND: Continuous volumetric CO(2) information provides an objective measurement to guide the appropriate management of a ventilated patient as well as the efforts to wean the patient from the ventilator. These measurements compare favorably to the subjective information currently used by many clinicians. The clinical management of proper pressure and flow of airway gases being delivered to a mechanically ventilated patient's lungs allows therapists to maximize ventilator support and to wean a patient from costly mechanical ventilation to "spontaneous" breathing at the clinically appropriate time. Removing the patient from the ventilator earlier reduces potential damage to the lungs, as well as the length of the patient's stay in the hospital and the associated costs.

         The Company's CO(2)SMO PLUS is the first and only volumetric CO(2) monitor integrating airway flow measurements with capnography for continuous bedside monitoring of mechanically ventilated patients. The CO(2)SMO PLUS monitor provides continuous, non-invasive measurements of flow, pressure and volume in a patient's airway, as well as measurements of other pulmonary mechanics including CO(2) elimination and arterial oxygenation. The addition of the first combined mainstream CO(2) adapter/flow sensor provides continuous measurements of pulmonary deadspace (the portion of the patient's lungs that does not participate in gas exchange) and CO(2) elimination (the volume of CO(2) exhaled by the patient), two parameters never before available continuously at the bedside. The use of these parameters, and the impact of each parameter on patient ventilation, provides the clinician with important feedback to optimize the patient's care. The use of the CO(2)SMO PLUS enhances patient care by minimizing the trauma, length of stay and costs associated with mechanical ventilation.

         The Company also sells a family of disposable airway sensors necessary for the operation of its CO(2) monitoring products.

OTHER GAS MONITORS: CAPNOGRAPHY, OXIMETRY, TRANSCUTANEOUS.

         MEDICAL BACKGROUND: Levels of oxygen and carbon dioxide in the blood are important indicators of the condition of critically ill or injured patients. These levels are particularly important to doctors, nurses, therapists and other clinicians who are managing patients undergoing anesthesia in the operating room, who are assessing patients in the emergency room, and who are monitoring patients in the various intensive care units in the hospital. Healthy people have a normal range of oxygen and CO(2) levels in their blood, lungs and other tissue. In the past, determination of a patient's oxygen and CO(2) levels involved an invasive technique of withdrawing blood samples from the patient's artery and waiting for laboratory analysis of the samples. The Company's products offer healthcare providers the alternative of non-invasive, continuous and immediate measurement of oxygen and CO(2) in the patient's blood. Our other gas monitoring products utilize three different technologies described below, each of which is suitable for various applications.

         CAPNOGRAPHS. The Company's capnographs (or end-tidal CO(2) monitors) provide continuous, non-invasive measurement and display of the amount of CO(2) in each breath exhaled by the patient. Clinically, end-tidal CO(2) levels have been correlated to a patient's arterial blood CO(2) levels. These measurements provide a simple, non-invasive method of estimating the CO(2) levels of the patient. Applications for capnographs include (i) intubation verification - the verification of the introduction of an airway tube into the trachea (air tube) rather than the esophagus (food tube) and the verification of an open and unobstructed airway; (ii) extubation detection - the disclosure of the accidental dislodging from the trachea of an airway tube; (iii) ventilation management through the disclosure of ventilator malfunctions and the proper adjustment of mechanical ventilation to match a patient's condition and needs; and (iv) verification of the effectiveness of cardiopulmonary resuscitation
(CPR).

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

         The Company has two bedside capnographs: the CAPNOGARD(R), and the CO(2)SMO(R), a combined capnograph and pulse oximeter. These "mainstream" (on the airway) capnographs are designed to take measurements at the patient's airway through infrared measurements as compared to "sidestream" measurements of exhaled breath which involve the drawing of samples through tubes connected to bedside monitors and which are susceptible to moisture and other secretion contaminants. All models utilize a durable solid-state sensor developed by the Company.

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

         PULSE OXIMETERS. The Company's pulse oximeters provide a continuous and non-invasive measurement and display of pulse rate and arterial blood oxygen saturation through the detection and measurement of infrared light absorbed by hemoglobin in the blood. The Company's new MARS technology provides superior performance during periods of motion or low perfusion (insufficient blood flow). Reusable finger and multi-position sensors (Y-Sensor(TM)) are available for adult, pediatric and neonatal applications and eliminate the use of costly disposable sensors.

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

         The Company has a family of pulse oximeters designed to meet the individual needs of clinicians in a variety of settings. The Model 2001 MARS is the third generation of pulse oximetry technology from Novametrix that significantly enhances performance during motion or low perfusion. MARS provides exceptional performance by incorporating technological breakthroughs in digital signal processing, which allow more advance software algorithms to be executed. The use of this technology assists in minimizing the frustrations associated with nuisance alarms, which occur with most traditional pulse oximeters, during those challenging clinical conditions when high levels of motion or poor perfusion are present.

         The Company's OXYPLETH(R) monitor utilizes earlier generation technology and provides high visibility of the plethysmogram (a graphic display of arterial pulse) through the use of digital technology combined with advanced software developed by the Company. This full featured product is offered to customers seeking superior oximetry performance in a more cost-sensitive environment. The Model 515B and Model 515C (with plethysmogram) pulse oximeters utilize the same basic technology and software as our OXYPLETH models to provide the same oxygen saturation and pulse rate information but with fewer available added features.

         Our family of pulse oximeters also includes battery operated hand-held pulse oximeters, the Models 512 and 513. The lightweight (less than 1 pound) design and portability of these monitors permit wide applications throughout the hospital, as well as in non-hospital locations including doctors' offices, clinics, homecare and transport vehicles.

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

DEVELOPMENTAL CARE PRODUCTS AND PROGRAMS.

         MEDICAL BACKGROUND: Technology advances which support very premature ("preemie") infants until they have sufficiently developed, often provide a harsh environment for the immature baby and lead to developmental issues associated with the long length of stay in the NICU. Environmental issues and improper handling can lead to sleep deprivation, diminished growth, disorganized motor activity, adverse physiologic reactions, cranial molding, joint deformities and delays in development. The average NICU patient is handled over 200 times a day and has 130 different caregivers during their hospital stay. The cost of caring for premature infants is significant. Infants weighing less than 1,000 grams (2.2 pounds) cost hospitals an average of $140,000 per patient. While preterm babies represent about 24% of all cases identified as poor or problematic birth outcomes, they represent nearly 50% of the cost.

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

         The Company's developmental care products and programs include:
SnuggleUps(TM), a nesting aid that promotes physiologic stability; Bendy(TM) Bumper, a bendable positioning aid that provides boundaries and containment; WeePee(TM) Diaper, appropriately-sized for preemies to minimize hip abduction; Wee Thumbie(TM) Pacifier, modeled after the size and shape of a preemie thumb; Enteral-Only Extension sets, which provide a safer method of enteral feeding; WeeSpecs(TM) eye protectors, and Heel Hugger infant heel warmers, hourglass shaped to conform and stay in place. The Company also provides education programs including Wee Care(TM), a comprehensive training in developmental care for the entire NICU staff; and Preemie For A Day(TM), an experiential learning program.

         Other products offered by the Company include infusion sets, nasal aspirators, specialty feeding products, gel products for softened positioning support, saline wipes and educational products such as positioning dolls and books.

SALES, MARKETING AND CUSTOMERS

         Novametrix markets its products domestically and internationally through direct salespersons and outside distributors and manufacturer representatives. The Company's products are marketed primarily to hospitals for use in operating rooms; emergency rooms; adult, pediatric, and neonatal intensive care units; respiratory therapy departments; and patient transport. The Company's products are also sold to physician groups, nursing homes, surgical centers, outpatient clinics, other healthcare facilities and the homecare market.

         The Company employs a direct United States (U.S.) sales organization and also utilizes a national distributor and several outside manufacturer representative groups to sell its products throughout the country. Subsequent to the end of fiscal year 2001, the Company initiated a restructuring program to increase the focus of its domestic sales and marketing resources on its cardiopulmonary technology while it continues to support its core oximetry business. As a result, it eliminated certain non-essential sales and marketing positions, reorganizing its direct U.S. sales staff to 31 personnel including 8 clinical specialists. Developmental care products and programs are sold through a network of direct U.S. sales persons, independent representative groups and the Company's domestic and international distributors. Typically, all of the Company's distributors and manufacturer representatives sell other medical instruments and products, but do not sell products which compete directly with those offered by the Company.

         On July 1, 1999, the Company entered into a three year co-marketing agreement with GE Medical Systems Information Technology ("GE Medical"), formerly GE Marquette Medical

Systems, Inc., under which GE Medical would cooperate in a joint program to market the Company's NICO monitor throughout the United States and Canada.

         On June 19, 2001, the Company entered into a three-year marketing and distribution agreement with Puritan Bennett, a business unit of Tyco Healthcare Group LP, for the sale of the NICO cardiopulmonary monitor and related accessories. Under the agreement, Puritan Bennett will cooperate with the Company to market the NICO monitor throughout the United States.

         On July 1, 2001, Children's Medical Ventures entered into a two-year sole source purchase agreement with Healthtrust Purchasing Group, L.P. ("HPG"), a group purchasing organization with approximately 650 member hospitals and non-hospital facilities, to provide developmental care products by HPG's member participants. Children's Medical also entered into a multi-source agreement for certain other products.

         Internationally, the Company currently employs four sales and marketing managers and one full-time consultant and has approximately 85 outside international distributors. The Company markets its products in over 75 countries. The Company's international net sales of products and services constituted 33%, 32% and 37% of total net sales during fiscal 2001, 2000 and 1999, respectively. The Company is engaged in continuing efforts to improve and expand the international distribution of its products and expects international sales to continue to constitute a significant portion of total net sales.

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

         Since the Company's international sales are denominated in U.S. dollars, exchange rate fluctuations may affect the competitiveness of the Company's prices in foreign markets. The Company believes that fluctuations in the strength of the U.S. dollar have had a minimal impact on its international sales in fiscal 2001.

         The Company also markets its products to original equipment manufacturers which incorporate certain of the Company's products and technologies in the manufacture of their own multi-parameter systems, ventilators and other non-competing products. Generally, the Company sells its products to OEM customers pursuant to long-term contracts which, in certain cases, provide for the purchase of minimum quantities of products at specified prices. The Company designs and assembles products to be sold to OEM customers and, generally, also agrees to provide maintenance and replacement parts. The Company continues to seek new agreements with other OEM customers and additional agreements for other products with its current customers. However, there can be no assurance that the Company will be successful in obtaining other long-term OEM contracts.

         No customer accounted for more than 10% of the Company's net sales in fiscal 2001, 2000 and 1999.

         Advertising of the Company's products consists primarily of displays at medical meetings and trade shows. The Company also advertises in trade journals and periodicals and cooperates in the publication of technical papers written by medical authorities in areas relating to the Company's products.

RESEARCH AND DEVELOPMENT

         The Company's research and development ("R&D") activities presently are, and during the foreseeable future are expected to be, devoted primarily to the development of new cost-effective monitor and sensor technologies and to the enhancement of its existing products. To a lesser degree, the Company's R&D activities also include R&D costs associated with Children's Medical Ventures. Children's Medical Ventures requires a substantially lower investment in R&D than that required for the development of the Company's primary electronic sensors and monitoring products. The Company anticipates offering new products in the future, however, there can be no assurance that the Company will introduce new products in successive fiscal years.

         For fiscal 2001, 2000 and 1999, the Company incurred R&D costs aggregating approximately $12,656,000 of which approximately $4,493,000 was attributable to fiscal 2001, $4,205,000 was attributable to fiscal 2000, and $3,958,000 was attributable to fiscal 1999. For the fiscal years ended 2001 and 2000, R&D expenses included nominal amounts attributable to Children's Medical Ventures, Inc. acquired in June 1999.

         During the fourth quarter of fiscal 2001, the Company initiated a program to close its Cascadia Division in Redmond, Washington which was completed on June 29, 2001. The facility was principally utilized for research and development activities. Certain of the costs associated with the closure are included in the restructuring and other charges recorded for fiscal 2001. The research and development portion of expenses related to this division are included in the amounts stated in the preceding paragraph.

PRODUCTION AND SERVICE

         Substantially all of the components in the Company's products, including those designed to the Company's specifications, are manufactured by others and then assembled by the Company. The Company's assembly operations require a variety of electronic and mechanical components and supplies, as well as specialized equipment which the Company owns or leases.

         The Company does not have any long-term contracts with any of its suppliers and believes that needed components and supplies are available from alternate sources. During fiscal 2001, the Company experienced increased costs for certain components used in its products. The price increases, created by supply pressures, have been remedied. There can be no assurance, however, that the Company will not be affected by price increases, or an interruption in production or deliveries of components, supplies or equipment. Interruption of the Company's sources of supply or quality problems with the supplied components could have a material adverse effect on the Company's business and financial position.

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

BACKLOG

         Except for orders pursuant to long-term OEM agreements, the Company ships its products on a current basis and substantially all of the product backlog at April 29, 2001 is expected to be shipped within its normal operating cycle. As such, the Company does not consider its backlog to be a meaningful indicator of future sales.

PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS

         The Company holds 50 U.S. patents and has pending applications for 22 additional U.S. patents. The Company's patents primarily cover its capnography and respiratory flow technologies which the Company believes provide it with a competitive advantage in the marketplace. Although the Company holds patents and has patents pending related to certain of the Company's products, the Company does not believe that its business as a whole is or will be materially dependent upon patent protection of these products. However, the Company will continue to seek patents as it deems advisable to protect its research and development and the market for its products.

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

         The Company is the owner of approximately 20 trademarks in the United States including, but not limited to, Novametrix(R), CAPNOGARD(R), CAPNOSTAT(R), CO(2)SMO(R), CO(2)SMO Plus!(R), NICO(R), Y-Sensor(TM), SPO(2)T[CHECKMARK], OXYPLETH(R), SuperBright(TM), PNEUMOGARD(R), TIDAL WAVE(R) and TCO(2)M(R). Several trademarks are related to Children's Medical Ventures products.

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

         Certain of the Company's products are "devices" within the meaning of the Federal Food, Drug and Cosmetics Act. Under that Act, a manufacturer must obtain approval by the United States Food and Drug Administration ("FDA") of certain devices before they can be marketed in the United States. The approval process requires that the safety and efficacy of such devices be demonstrated by the manufacturer. The FDA has developed industry-wide consensus standards guidance which, when applicable to products manufactured and sold by the Company, requires the Company to submit evidence of compliance to the FDA. Under certain circumstances, the cost of obtaining such pre-marketing approval may be high and the process lengthy, and no assurance can be given that approval will be obtained. While all of the products currently marketed domestically by the Company and requiring pre-marketing clearance from the FDA have been so approved, there can be no assurance that the Company's products will receive the requisite approvals to market any of its future products. Any failure to receive approvals or non-compliance with performance standards would have a material adverse effect on the Company's business and financial position.

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

         Various countries in which the Company markets its products have regulatory agencies which perform functions comparable to those of the FDA. Compliance to international standards is a growing factor in conducting business in such markets. Novametrix has obtained ISO 9001 (Quality System), EN46001, and more recently, ISO 13485 (Medical Device Quality Systems) certification. By obtaining certification to these standards, the Company and its products are in compliance with many marketplaces including those in Europe and Canada. To date, foreign regulations have not adversely affected the Company's business. However, there can be no assurance that any such regulations will not have a material adverse effect on the Company's business and financial condition in the future.

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

EMPLOYEES

         During fiscal 2001, the Company took substantial steps to enhance and broaden its management team. In May 2000, the Company hired Thomas M. Patton as the President and Chief Operating Officer. Later in the year, the Company also filled three key Vice President positions: Vice President - Marketing, Vice President - Domestic Sales, and Vice President - Operations.

         As of April 29, 2001, the Company had a total of 246 full-time employees, consisting of 107 production personnel, 36 research and development personnel, 80 sales, marketing and service personnel and 23 administrative, managerial and financial personnel.

         None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

ITEM 2.           PROPERTIES.

         The Company's main plant and executive offices are located at 5 Technology Drive, Wallingford, Connecticut where it occupies approximately 53,000 square feet of office and manufacturing space under a twelve-year lease expiring in August 2008. The lease provides for minimum annual lease payments of $408,425, and contains one five-year renewal option and a purchase option upon the sixth anniversary of the lease and stipulates a general inflation escalation clause. The lease requires the Company to pay for property taxes, insurance and repairs related to the facility.

         In August 2000, the Company's subsidiary, Children's Medical Ventures, Inc., relocated its offices to Norwell, Massachusetts from its previous location in South Weymouth, Massachusetts. The Norwell facility comprises approximately 4,100 square feet of space under a five-year lease which expires in September 2005. The lease provides for minimum annual lease payments of $73,725 plus taxes, insurance and other expenses and includes a five-year renewal option.

         In October 2000, the Company entered into a three-year lease of approximately 17,600 square feet of warehouse space adjacent to its main plant and executive offices in Wallingford, Connecticut. The lease provides for minimum annual lease payments of $79,623 plus taxes, insurance and other expenses and includes a three-year renewal option.

         The Company closed its 5,200 square foot facility in Redmond, Washington in June 2001.

         The Company believes that its facilities are well maintained, in good operating condition and adequate for its current needs.

ITEM 3.           LEGAL PROCEEDINGS.

         In the fourth quarter of 2001, management decided to commence action to settle certain litigation in order to focus Company resources on operations. In connection therewith, the Company recorded a $500,000 accrual for the estimated costs to settle these matters.

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

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

         The Company's common stock, $.01 par value (the "Common Stock"), trades on The Nasdaq Stock Market(R) under the symbol "NMTX". The following table sets forth the range of high and low sales prices per share for the Common Stock for each of fiscal 2001 and 2000.

                                                      High Sale        Low Sale
                                                      ---------        --------
FISCAL 2001
    First Quarter...........................              $7.00           $4.88
    Second Quarter..........................               7.25            4.19
    Third Quarter...........................               5.50            3.50
    Fourth Quarter..........................               5.44            3.88

FISCAL 2000
    First Quarter...........................              $5.44           $3.63
    Second Quarter..........................               4.88            3.00
    Third Quarter...........................               5.88            3.38
    Fourth Quarter..........................               8.50            4.63

         On July 20, 2001, the last sale price of the Common Stock as reported on The Nasdaq Stock Market(R) was $6.05.

         As of July 20, 2001, there were approximately 789 record holders of the Common Stock. No dividends have been declared on the Common Stock since the Company was organized. In addition, loan agreements to which the Company is a party contain, among other provisions, various covenants restricting the Company's ability to pay cash dividends to holders of the Common Stock.

         In addition, the Company has Class B Warrants that trade on The Nasdaq Stock Market(R) under the symbol "NMTXZ". The Warrants are each exercisable for one share of Common Stock at an exercise price of $5.85 and are scheduled to expire on December 8, 2001. The Warrants are callable by the Company under specified circumstances.

ITEM 6.           SELECTED FINANCIAL DATA.

         The following table sets forth selected financial and operating data of the Company as of the end of each fiscal year and for each of the years in the five-year period ended April 29, 2001.



                                  April 29,      April 30,        May 2,        May 3,      April 27,
FOR YEAR ENDED                    2001(1)(2)   2000(1)(3)(4)     1999(1)        1998         1997(5)
                                 -----------   -------------   -----------   -----------   -----------
Net Sales                        $54,682,263    $43,682,223    $32,864,673   $31,561,144   $28,253,750
Income Before Income Taxes,
  Accounting Change and
  Non-recurring Expenses             959,048      3,654,155      2,870,367     3,951,598     3,073,469
Net Income                           618,677      2,241,281      2,066,667     2,903,598     4,923,559
Net Income Per Share
  Basic                                 0.07           0.28           0.25          0.35          0.70
  Diluted                               0.07           0.27           0.24          0.31          0.59
Cash Dividends on Common Stock            --             --             --            --            --

AT YEAR END
Total Assets                      49,331,960     47,150,667     35,975,874    31,001,896    27,224,432
Working Capital                   16,954,750     17,520,691     15,233,539    18,602,648    10,831,127
Long-Term Debt, less
  Current Portion                  3,320,000      5,850,601      2,254,071        90,881       782,275
Redeemable Preferred Stock                --             --             --            --     1,000,000
Stockholders' Equity              31,113,693     30,265,822     24,655,944    27,032,439    18,109,926

----------------------

(1) The above data should be read in conjunction with the consolidated financial statements and related notes and other financial information set forth elsewhere herein.

(2) Fiscal 2001 includes a reduction in income before income taxes and non-recurring expenses of $4,249,883 from restructuring and other charges recorded during the fourth quarter. Net income for fiscal 2001 was reduced by $2,741,117, or $0.31, per basic and diluted share.

(3) Fiscal 2000 includes a reduction in first quarter earnings of $223,544, or $.03 per basic and diluted share, from the cumulative effect of a change in accounting principle. Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", was adopted by the Company on May 3, 1999 and required that start-up costs previously capitalized be written-off and future startup costs be expensed as incurred.

(4) Reflects the acquisition of Children's Medical Ventures, Inc. on June 30, 1999.

(5) Fiscal 1997 includes income tax benefits of $4,030,000, or $0.58 per basic share and $0.49 per diluted share, as a result of a reduction in the Company's net deferred tax asset valuation allowance. Net income also includes non-recurring expenses of $2,149,910, or $0.31 per basic share and $0.26 per diluted share, pertaining to an attempted merger and related proxy contest.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

YEAR ENDED APRIL 29, 2001 COMPARED TO YEAR ENDED APRIL 30, 2000

         The Company achieved record revenues in fiscal 2001 of $54.8 million, with earnings per diluted share ("EPS") of $0.07 for the year ($0.38 before charges in the fourth quarter primarily associated with a restructuring and realignment of the Company's resources). This compared to revenues in fiscal 2000 of $43.9 million and EPS of $0.27 ($0.30 before the cumulative effect of a change in accounting principle). Results for fiscal 2000 include Children's Medical Ventures, Inc. ("ChMV") for ten months, from the date of its acquisition by the Company on June 30, 1999.

         Management commenced and completed a comprehensive review of the Company's operations and strategic direction in the fourth quarter of fiscal 2001, initiated various strategic and operating changes and wrote off an uncollectible amount receivable, culminating in a charge of $4.25 million. Approximately $2.3 million of this charge is included in cost of products sold, and $1.95 million is reported under restructuring and other charges. Management believes that these strategic, operating and organizational changes, as further discussed below, will enhance the Company's prospects for financial success.

         Net sales in fiscal 2001 increased by 25% to $54.7 million compared to net sales in fiscal 2000 of $43.7 million. Net sales increased in all markets, with significant growth in Original Equipment Manufacturer ("OEM") and international sales. OEM sales increased by 48% compared to the prior year while international sales grew by 34%. ChMV's sales grew by 32% year over year and 14% on a pro forma basis after giving effect to the June 1999 acquisition of that business by the Company as of the beginning of fiscal 2000. Total Company net sales in fiscal 2001 increased 22% on a pro forma basis. Sales to domestic hospitals grew by 9% compared to fiscal 2000 primarily as a result of strong growth in the Company's whole-hospital, pulse oximetry capitated conversion programs. Net sales for fiscal 2002 are expected to remain relatively flat and will reflect an increased emphasis on cardiopulmonary products and markets.

         Total cost of products sold as a percentage of net sales increased to 49.7% compared to 42.7% in the prior year. Approximately $2.3 million or 4.2% of net sales related to unusual charges recorded in the fourth quarter. These unusual charges consisted primarily of inventory being obsoleted by focusing the scope of products being offered for sale as a result of the revised sales and marketing strategies for cardiopulmonary products. The remainder of the increase was primarily related to product and market mix as the Company's lower margin international and OEM sales increased as a percentage of overall sales. Also contributing to higher cost of products sold in fiscal 2001 were temporary price increases for certain components purchased during the earlier part of the fiscal year, which the Company believes has been remedied. In fiscal 2002, cost of products sold as a percentage of net sales is expected to benefit from manufacturing efficiencies generated by the "lean enterprise" program being implemented by the Company.

         Research and Product Development ("R&D") increased by $288,000 or 6.8% to approximately $4.5 million for fiscal 2001 compared to $4.2 million in the prior fiscal year. Although R&D was relatively constant from year to year, the Company did benefit from a program it implemented in fiscal 2001 to centralize its R&D processes and administration, thereby eliminating redundancies in outside locations. Management expects higher levels of investment in R&D programs for the next twelve months. Overall, R&D is expected to approximate 9% of sales in fiscal 2002 compared to 8.2% in fiscal 2001. ChMV requires substantially lower investments in R&D since its products are less technical compared to electronic sensors and monitors. Excluding ChMV's revenue and R&D expenses, the Company invested approximately 10% of revenue in R&D in fiscal 2001.

         Selling, General and Administrative ("S,G&A") expenses increased by approximately 18% to $18.9 million in the current year compared to fiscal 2000 levels of $16.0 million. Approximately 59% of the increase related to higher levels of selling expense, primarily higher salaries and expenses associated with an increase in domestic sales and clinical support personnel. Approximately 30% of the increase related to higher G&A expenses including expenses resulting from the hiring of a new president in June 2000, an increase in the Company's match on employee contributions to their 401(K) retirement accounts, and higher legal and travel expenses. The majority of the remaining increase in S,G&A was related to increased marketing expenses, including higher levels of spending for advertising and travel-related expenditures.

         Goodwill amortization was $306,000 for fiscal 2001. This represents an increase of $47,000 over $259,000 in the prior year, resulting from the inclusion of a full year of goodwill amortization associated with the acquisition of ChMV in fiscal 2000.

         Restructuring and other charges of approximately $2.1 million in fiscal 2001 included $1.95 million recorded in the fourth quarter, primarily associated with the Company's strategic and operating changes. These charges included approximately $1.0 million associated with restructuring and severance costs, primarily related to the realignment of the domestic sales organization and the closing of the Redmond, Washington facility. While the Company expects to remain a strong competitor in pulse oximetry with its state-of-the-art technology and cost avoidance programs, management believes that its cardiopulmonary technology provides a significant growth opportunity for the Company over the next several years. Accordingly, management increased the Company's emphasis on cardiopulmonary products and markets, completely reorganizing its domestic sales force and initiating a program to centralize its R&D processes. Also included in the $1.95 million charge was an estimated $500,000 to settle certain litigations, $280,000 of bad debt associated with a former distributor, and miscellaneous other one-time charges. Of the $1.95 million of restructuring and other charges referred to above, about $1.2 million will be paid in cash.

         Interest expense decreased by approximately $46,000, or 4.6%, to $954,000 for fiscal 2001 compared to $1.0 million for fiscal 2000. Interest expense from higher debt levels in fiscal 2001, primarily associated with increased working capital requirements, was partially offset by lower interest rates reducing interest expense for the year. Fiscal 2001 interest expense also included a full year of interest on the debt associated with the purchase of ChMV on June 30, 1999. The lower interest rates resulted from favorable changes in the London Interbank Offered Rate ("LIBOR"), and a further rate decrease associated with an improvement in the ratio of senior funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), as defined in the Company's principal bank agreement.

         Income tax expense for fiscal 2001 was approximately $340,000 compared to $1,189,000 in the prior year, reflecting the Company's higher earnings offset by the unusual charges recorded in the fourth quarter. The effective tax rate increased to 35.5% in fiscal 2001 from 32.5% in fiscal 2000, remaining below the statutory rate primarily as a result of benefits derived from R&D tax credits, the Company's foreign sales corporation and, in fiscal 2000, the reduction of the deferred income tax asset valuation allowance. Management believes that current levels of pre-tax earnings will be sufficient to generate the approximately $9,000,000 of future taxable income required to utilize deferred income tax benefits at April 29, 2001. Management expects a similar effective tax rate for fiscal 2002.

Net income for fiscal 2001 was $619,000, or $0.07 per diluted share compared to $2.2 million or $0.27 per diluted share, in the prior year. For comparison purposes, income before the $4.25 million of unusual charges in fiscal 2001 increased 36% to $3.4 million, or $0.38 per diluted share compared to income of $2.5 million, or $0.30 per diluted share (before the effect of a change in accounting principle), reported in fiscal 2000.

YEAR ENDED APRIL 30, 2000 COMPARED TO YEAR ENDED MAY 2, 1999

         Fiscal 2000 net sales increased by approximately $10.8 million or 32.9% to approximately $43.7 million compared to $32.9 million reported in fiscal 1999. The increase was primarily attributable to the acquisition of ChMV and record domestic sales. ChMV, acquired June 30, 1999 accounted for sales of approximately $7.7 million over the last ten months of fiscal 2000. Domestic sales performance was led by an increase in pulse oximetry conversion sales and higher Non-Invasive Cardiac Output ("NICO") sales compared to fiscal 1999. International sales and OEM sales were also positive compared to the prior year.

         Cost of sales as a percentage of net sales increased by 1.4% to 42.7% in fiscal 2000 compared to 41.3% for fiscal 1999, primarily as the result of product mix. In fiscal 1999, the Company had recorded certain favorable domestic sales transactions that had resulted in an overall improvement of 1.1% in cost of sales as a percentage of sales in that year. The Company continued to target improvements in product costs to maintain the Company's competitive position.

         R&D expenses increased by 6.3% to approximately $4.2 million for fiscal 2000 compared to the prior year. Higher levels of salaries and related expenses, clinical research and outside consulting were primarily responsible for the increase. While spending increased approximately $250,000 compared to the prior year, R&D as a percentage of sales dropped from 12.0% in fiscal 1999 to 9.6% in fiscal 2000 due to the increase in sales.

         S,G&A expenses increased by 29.7% in fiscal 2000 compared to fiscal 1999 levels. Approximately 56% of the overall increase in S,G&A was attributable to the addition of ChMV in July 1999. The majority of the remaining portion of the increase was associated with increased sales and marketing expenses in fiscal 2000 compared to fiscal 1999.

         Domestic selling expenses increased by approximately $615,000 compared to fiscal 1999 due to higher salaries and related headcount expenses offset by lower dealer commissions than were recorded in the prior year. International selling expenses increased by approximately $392,000 from the prior year primarily associated with dealer commissions on tenders awarded to the Company in fiscal 2000. Marketing related expenses were up approximately $428,000 compared to the prior year. Higher advertising expenses, outside marketing services and clinical research expenses, primarily associated with non-invasive cardiac output and pulse oximetry, accounted for the year-to-year increase. Administrative expenses were up 3.3% compared to the prior year before the impact of the ChMV acquisition, primarily associated with higher costs for accounting/legal services and general insurance.

         Interest expense increased by approximately $787,000 to $1.0 million for fiscal 2000 compared to the prior year. Higher debt levels in fiscal 2000, primarily associated with the purchase of ChMV on June 30, 1999, and the full year effect of borrowings related to the fiscal 1999 stock repurchase programs, accounted for the increase in interest expense.

         Income tax expense for fiscal 2000 of approximately $1,189,000 compared to $804,000 in the prior year reflected the Company's higher earnings and an increase in the effective tax rate from 28% to 32.5%. The increase in the effective tax rate resulted primarily from goodwill amortization associated with the ChMV acquisition, which is not deductible for income tax purposes. The Company's effective tax rate for fiscal 2000 remained below the statutory rate as a result of benefits derived from R&D tax credits, the Company's Foreign Sales Corporation and the depletion of the deferred tax valuation allowance. Management expected current levels of pre-tax earnings to be sufficient to generate approximately $9,000,000 of future taxable income, required to utilize the deferred income tax benefit at April 30, 2000. Management also expected the effective tax rate to approximate the statutory rate for fiscal 2001.

         Earnings per diluted share, before the impact of a change in accounting principle, increased by 25% to $0.30 per share for fiscal 2000 compared to $0.24 per share for fiscal 1999. Earnings per diluted share increased in the second half of fiscal 2000, with earnings per diluted share of $0.22 compared to $0.12 for the last six months of the previous year.

         The Company recorded the cumulative effect of a change in accounting principle of approximately $224,000 (net of income taxes of $105,000) or $0.03 per diluted share in fiscal 2000. As required under Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" issued by the AICPA, in the first quarter of Fiscal 2000 the Company expensed the unamortized balance of previously capitalized start-up costs, and began expensing new start-up costs as incurred.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $17.0 million at April 29, 2001 compared to $17.5 million at April 30, 2000 with current ratios of 2.1 to 1 and 2.6 to 1, respectively. The decrease in working capital was primarily attributable to a $2.0 million increase in accrued expenses applicable to the restructuring and other charges in the fourth quarter. Higher levels of accounts receivable and inventories were financed with the revolving credit facility but had a minimal effect on working capital.

         Cash provided by operating activities was approximately $1.6 million in fiscal 2001, compared to approximately $3.6 million in fiscal 2000. The Company reduced its accounts payable by $1.1 million compared to an increase of $168,000 in the prior year, accounting for $1.2 million of the year-to-year decrease in cash provided by operating activities. Lower levels of inventory purchases in the fourth quarter, and a vendor payment discount program contributed to the decrease in accounts payable. Deferred income taxes, which provided $971,000 of cash in the prior year, resulted in a $165,000 use of cash in fiscal 2001, accounting for the remainder of the decrease of $2.0 million in cash provided. The net change in accounts receivable, inventories and prepaid expenses utilized $695,000 more cash from operating activities than in the previous year. However, initiatives implemented in the second half of fiscal 2001 to improve accounts receivable and inventory levels contributed to cash provided by operating activities of over $3.0 million during that six-month period. The Company believes that these initiatives will further contribute to improved cash from operations in fiscal 2002.

         During fiscal 2000, the Company invested approximately $9.2 million for the purchase of ChMV; funding was provided by bank term debt. Also in fiscal 2000, the Company received $3.0 million from the sale of treasury shares in a private transaction, using the proceeds to reduce bank debt.

         The Company has a $10 million revolving credit facility with $4.675 million borrowed against it as of April 29, 2001. The agreement, as amended, expires August 31, 2002.

         Cash provided by operating activities is expected to be the principal source of capital for fiscal 2002 and is expected to be sufficient to fund the Company's growth plans. In addition, the Company has $5.3 million available under its revolving credit facility as of April 29, 2001 and another $3.3 million of additional proceeds that may potentially be realized from the exercise of the Company's Class B Warrants. The Warrants are callable under specified conditions, and exercisable at $5.85 per share and, as amended, expire on December 8, 2001. Management further believes that additional funds are obtainable on commercially acceptable terms.

MARKET RISK

         The Company's revolving credit facility and term loan agreements are based upon LIBOR and, as such, are sensitive to changes in interest rates. The Company has an interest rate swap agreement on the remaining balance ($2.2 million) of the term loan established in fiscal 1999, which provides an effective interest rate of 6.77% and limits interest rate risk during times of fluctuation. The agreement had no material effect on interest expense for fiscal 2001. A hypothetical one percentage point increase in LIBOR would have resulted in a reduction in pre-tax profit of approximately $100,000 for fiscal 2001. The Company has not entered into any additional interest rate swap agreements. At April 29, 2001, the carrying value of debt approximates its fair value. The Company projects lower debt levels in fiscal 2002, reducing long-term risk associated with potentially higher interest rates.

GOODWILL AND INTANGIBLE ASSETS

         In connection with the acquisition of ChMV in fiscal 2000, the Company recorded $7.7 million of goodwill representing the excess of the purchase price over the fair value of net assets acquired. The goodwill is being amortized over 25 years. Based on the operating histories of the Company and ChMV, as well as other factors, management believes that the amortization period is appropriate.

         The Company will adopt the Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangibles" in the first quarter of fiscal 2002. Under this statement the Company will no longer amortize goodwill but will be required to test for impairment at least annually.

IMPACT OF INFLATION

         The rate of inflation continues to have a minimal effect on the operations of the Company and is routinely monitored with respect to its potential impact on future business plans. Higher prices associated with specific short-term shortages of material incurred in fiscal 2001 have been remedied. Management does not expect inflation to have a material impact on the growth or operating results of the Company during fiscal 2002.

FORWARD-LOOKING STATEMENTS

         This annual report contains forward-looking statements about the Company's business, products and projected operating results. Shareholders and potential investors are cautioned that such statements are predictions and that actual events or results may vary significantly. The Company's ability to achieve its projected results is dependent upon a variety of factors, many of which are outside of management's control. Such factors would include without limitation: an unanticipated slowdown in the healthcare industry; unanticipated technological developments affecting the competitiveness of the Company's products; or an unanticipated delay or loss of business. The Company does not intend to update publicly any of the forward-looking statements contained herein.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         Certain information as of July 1, 2001 with respect to the executive officers and directors of the Company is set forth below:

                             Positions
Name                         with the Company                                Age
----                         ----------------                                ---
William J. Lacourciere       Chairman of the Board, Chief Executive           61
                             Officer and Director (Class C)
Thomas M. Patton             President and Chief Operating Officer            37
Joseph A. Vincent            Executive Vice President, Chief Financial        49
                             Officer and Secretary
Philip F. Nuzzo              Vice President - Product and Business            48
                             Development
Jeffery A. Baird             Corporate Controller and Treasurer               47
Paul A. Cote                 Director (Class A)                               71
Vartan Ghugasian             Director (Class A)                               56
Thomas M. Haythe             Director (Class C)                               61
John P. Mahoney              Director (Class B)                               53
Photios T. Paulson           Director (Class B)                               62
Steven J. Shulman            Director (Class B)                               50

         William J. Lacourciere has been Chairman of the Board of the Company since September 1991, Chief Executive Officer since February 1991 and a director since October 1982. He served as President from August 1986 to May 2000. He served as Chief Operating Officer from March 1983 to February 1991. Mr. Lacourciere served as Executive Vice President from March 1983 to August 1986. From October 1982 to March 1983, he served as Executive Vice President - Marketing. From April 1980 to October 1982, he served as Vice President - Domestic Sales.

         Thomas M. Patton was named President and Chief Operating Officer of the Company in May 2000. Prior to joining the Company, Mr. Patton was employed as President and Chief Executive Officer of Wright Medical Technology, Inc. (a manufacturer of orthopedic medical devices located in Tennessee) from 1998 until January 2000. Prior to being named President and CEO of Wright Medical, he was Executive Vice President, Corporate Development and General Counsel. He joined Wright Medical in 1993 as general counsel. From 1989 until 1993, Mr. Patton served as legal associate with the law firm of Williams and Connolly in Washington, D.C.

         Joseph A. Vincent, CMA is Executive Vice President, Chief Financial Officer and Secretary of the Company and has been employed by the Company since 1983. He was named Executive Vice President in February 1997, Chief Financial Officer and Secretary in April 1990. He previously served the Company as Vice President - Finance, Treasurer, Controller and Chief Operating Officer. Mr. Vincent held various positions with Picker International, Inc. (Marconi), a manufacturer of medical diagnostic instruments and supplies, from August 1974 until joining the Company in August 1983. Mr. Vincent was a director of the Company from February 1994 to November 1996.

         Philip F. Nuzzo was appointed Vice President - Product and Business Development of the Company in October 2000. He was Vice President - Marketing and Product Development from August 1996 to October 2000. Mr. Nuzzo served as Director of Marketing from February 1993 to August 1996, as Marketing Manager from July 1989 to February 1993, and as Product Manager from January 1986 to July 1989. Prior to joining Novametrix, Mr. Nuzzo, a licensed Respiratory Care Practitioner, obtained his clinical experience with several hospitals including St. Joseph's Hospital in Bellingham, Washington and LAC/USC Medical Center in Los Angles, California.

         Jeffery A. Baird is Corporate Controller and Treasurer of the Company and has been employed by the Company since February 1988. He was named Treasurer in October 1999 and has been Corporate Controller since February 1993. Mr. Baird previously served the Company as Director of Budgets and Financial Analysis and Chief Financial Officer. Prior to joining the Company, Mr. Baird was employed at Philips Medical Systems, Inc., a manufacturer of diagnostic medical imaging equipment.

         Paul A. Cote has been a director of the Company since November 1996. Mr. Cote has been a practicing lawyer in Maine since 1955 and is the President and Director of the law firm of Cote, Cote & Hamann P.A. Mr. Cote was a member of the Board of Directors of Secor Federal Savings & Loan, Birmingham, Alabama (1992 -1994) and Northeast Bankshare Association (later became Norstar and subsequently Fleet) (1975-1989). He also served on the advisory boards of Norstar and Fleet banks (1990-1992).

         Vartan Ghugasian has been a director of the Company since November 1996. Dr. Ghugasian has been a practicing dentist in Boston, Massachusetts since 1972 specializing in prosthodontics. Dr. Ghugasian has enjoyed a number of academic appointments, including as an associate in prosthetic dentistry, Harvard University School of Dental Medicine from 1980 until 1993 and Assistant Clinical Professor at Tufts University School of Dental Medicine from 1974 to 1980. Dr. Ghugasian has also served as a director of the Karagheusian Commemorative Corporation, New York, New York, and now serves as head of the Dental Advisory Committee. Dr. Ghugasian has been a member of the Professional Advisory Board at Delta Dental Corporation since 1999.

         Thomas M. Haythe has been a director of the Company since March 1978. Mr. Haythe has been a legal and business consultant since February 1, 2000. He was a partner at the law firm of Haythe & Curley (renamed Torys) from 1981 through January 31, 2000. Mr. Haythe also serves as a director of Westerbeke Corporation, a manufacturer of marine engine products, and Ramsay Youth Services, Inc., a provider of youth and educational services.

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

         Photios T. Paulson has been a director of the Company since July 1992. Mr. Paulson has served as Vice President of bioMerieux N.A., a privately-held French holding company in the clinical diagnostics field, since January 1995, Chairman of bioMerieux Vitek Inc., a manufacturer of clinical diagnostic systems, from July 1991 to 1995 and as Senior Advisor-Health Care Industry and International Investment Banking for Prudential Securities Inc. from 1987 to 1991. Prior to that Mr. Paulson spent 27 years with Becton Dickinson and Company (a major worldwide producer of medical and clinical diagnostics products). His last position held was that of Executive Vice President and Chief Operating Officer. Mr. Paulson also serves as a director of Vasomedical, Inc., a provider of EECP cardiovascular therapy products, and Silliker, Inc., a provider of laboratory testing services for the food industry.

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

SIGNIFICANT EMPLOYEES

         Certain information with respect to other significant employees of the Company is set forth below:

         Steven A. Brown, 39, is Vice President - Operations and has been employed by the Company since April 2001. He served as the Vice President of Operations at C&M Corp. for almost three years, where he earned national recognition for implementing "lean manufacturing" techniques based on a system of just-in-time production and "continual improvement." From 1989 to 1998, he helped implement "lean" principles in his various positions at the Wiremold Co., a company that received worldwide recognition for its operational improvements and efficiencies.

         James T. Hook, 52, joined the Company as Vice President - Marketing in October 2000 from Wright Medical. He served Wright as Vice President-Sales and Marketing from January 1998 to September 2000; Vice President- Marketing from June 1995 to January 1998; Vice President Domestic Sales from August 1994 to June 1995; and Vice President-International Sales and Marketing from July 1993 to August 1994. He also worked in various marketing roles for Dow Corning Wright from 1984 to 1993.

         Gary McAndrew, 48, is Vice President - Domestic Sales and has been employed by the Company since April 2001. With over 20 years of sales performance experience, Gary spent almost three years at Mallinckrodt where he was responsible for approximately $60 million in annual sales of oximetry, ventilator and respiratory care products. He spent approximately 14 years at Nellcor-Puritan Bennett (Puritan Bennett) in various regional business manager positions before its acquisition by Mallinckrodt.

         Robert H. Schiffman, R.A.C., 54, was named Vice President - Regulatory and Quality Assurance in October 2000 and has served the Company in a variety of quality and regulatory roles since joining the Company in 1985. He was previously with Corometrics Medical Systems from 1974 to 1985, serving as Test Manager.

         Patrick J. Shannon, 50, was named Vice President - International Sales in July 2001, having previously served as Director - International Sales since joining the Company in 1986. Mr. Shannon was previously employed by Cooper Biomedical from 1981 to 1986, most recently as Director, Pacific Rim and Latin America. From 1974 to 1981, he served in various sales and regional manager positions for Abbott Laboratories (Diagnostics Division).

         Paul S. Valentine, 36, was named Vice President - Developmental Care and President of the Company's Children's Medical Ventures (ChMV) division in October 2000, having served as General Manager since the acquisition of ChMV by the Company in June 1999. He joined ChMV in 1997 as Chief Financial Officer and served as CFO at two previous firms from 1989 through 1997.

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

                  3.       Exhibits

                  Information with respect to this Item regarding Exhibits required to be filed pursuant to Item 601 of Regulation S-K is contained in the attached Index to Exhibits, which Exhibits are incorporated herein by reference. Exhibits 10(a), 10(b), 10(s), 10(t), 10(u), 10(y), 10(gg), 10(ii), 10(kk),
10(ll), 10(ww), 10(xx), 10(yy) and 10(zz) are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

         (b)      Reports on Form 8-K:

                  The Company did not file any Current Reports on Form 8-K during the fiscal year ended April 29, 2001.

         (c)      Exhibits:

                  Information with respect to this Item regarding Exhibits required to be filed pursuant to Item 601 of Regulation S-K is contained in the attached Index to Exhibits, which Exhibits are incorporated herein by reference. Exhibits 10(a), 10(b), 10(s), 10(t), 10(u), 10(y), 10(gg), 10(ii), 10(kk),
10(ll), 10(ww), 10(xx), 10(yy) and 10(zz) are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

         (d)      Consolidated Financial Statement Schedule:

                  Information with respect to this Item regarding the consolidated financial statement schedule required by Regulation S-X which is excluded from the annual report to shareholders by Rule 14a-3(b) is contained on page F-1 in this Annual Report on Form 10-K.

                                POWER OF ATTORNEY

         The Registrant and each person whose signature appears below hereby appoint each of William J. Lacourciere, Thomas M. Patton and Joseph A. Vincent as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-K which amendments may make such changes in this Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to this Report with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 27, 2001

                                          NOVAMETRIX MEDICAL SYSTEMS INC.


                                          By:/s/ William J. Lacourciere
                                             ----------------------------------
                                                 William J. Lacourciere
                                                 Chairman of the Board,
                                                 Chief Executive Officer
                                                 and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: July 27, 2001


                                          By:/s/ William J. Lacourciere
                                             ----------------------------------
                                                 William J. Lacourciere
                                                 Chairman of the Board,
                                                 Chief Executive Officer
                                                 and Director

Dated: July 27, 2001

                                          By:/s/ Joseph A. Vincent
                                             ----------------------------------
                                                 Joseph A. Vincent
                                                 Executive Vice President and
                                                 Chief Financial Officer

Dated: July 27, 2001

                                          By:/s/ Paul A. Cote
                                             ----------------------------------
                                                 Paul A. Cote
                                                 Director

Dated: July 27, 2001

                                          By:/s/ Vartan Ghugasian
                                             ----------------------------------
                                                 Vartan Ghugasian
                                                 Director


Dated: July 27, 2001

                                          By:/s/ Thomas M. Haythe
                                             ----------------------------------
                                                 Thomas M. Haythe
                                                 Director

Dated: July 27, 2001

                                          By:/s/ John P. Mahoney
                                             ----------------------------------
                                                 John P. Mahoney
                                                 Director

Dated: July 27, 2001

                                          By:/s/ Photios T. Paulson
                                             ----------------------------------
                                                 Photios T. Paulson
                                                 Director

Dated: July 27, 2001

                                          By:/s/ Steven J. Shulman
                                             ----------------------------------
                                                 Steven J. Shulman
                                                 Director

                           Annual Report on Form 10-K

                         Item 8 -- Financial Statements

            Item 14(a)(1) and (2) -- List of Financial Statements and
                          Financial Statement Schedule

                   Item 14(d) -- Financial Statement Schedule

                            Year ended April 29, 2001

                         Novametrix Medical Systems Inc.

                            Wallingford, Connecticut

                         Novametrix Medical Systems Inc.

         Index to Financial Statements and Financial Statement Schedule


The report of Ernst & Young LLP, independent auditors, dated June 18, 2001, and the following consolidated financial statements of Novametrix Medical Systems Inc. are included in Item 8:

    Consolidated Balance Sheets -- April 29, 2001 and April 30, 2000

    Consolidated Statements of Income -- Years ended April 29, 2001, April 30, 2000 and May 2, 1999

    Consolidated Statements of Shareholders' Equity -- Years ended April 29, 2001, April 30, 2000 and May 2, 1999

    Consolidated Statements of Cash Flows -- Years ended April 29, 2001, April 30, 2000 and May 2, 1999

    Notes to Consolidated Financial Statements

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

                         Report of Independent Auditors

Board of Directors
Novametrix Medical Systems Inc.

We have audited the accompanying consolidated balance sheets of Novametrix Medical Systems Inc. as of April 29, 2001 and April 30, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended April 29, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novametrix Medical Systems Inc. at April 29, 2001 and April 30, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            /s/ Ernst & Young LLP


Hartford, Connecticut
June 18, 2001

                         Novametrix Medical Systems Inc.

                           Consolidated Balance Sheets

                                                                                              APRIL 29, 2001          APRIL 30, 2000
                                                                                                -----------             -----------
ASSETS
Current assets:
    Cash and cash equivalents                                                                   $   156,065             $   283,262
    Accounts receivable, less allowance for losses of $300,000
                                                                                                 17,215,256              15,412,529
    Current portion of notes receivable                                                             565,421                 260,722
    Inventories:
       Finished products                                                                          4,412,049               4,450,432
       Work in process                                                                            1,896,426               1,321,196
       Materials                                                                                  4,357,400               4,091,089
                                                                                                -----------             -----------
                                                                                                 10,665,875               9,862,717

    Deferred income taxes                                                                         2,485,775               1,880,866
    Prepaid expenses and other current assets                                                       764,625                 854,839
                                                                                                -----------             -----------
Total current assets                                                                             31,853,017              28,554,935

Notes receivable, less current portion                                                            1,160,711               1,607,563

Equipment, less accumulated depreciation and amortization of $8,630,057
    in 2001 and $8,028,572 in 2000                                                                3,423,423               3,350,115

License, technology, patent and other intangibles, less accumulated amortization of $5,192,694 in 2001 and $4,409,429 in 2000

                                                                                                  5,122,462               5,118,945

Goodwill, less accumulated amortization of $564,919 in 2001 and $258,591
    in 2000                                                                                       7,138,519               7,444,848

Deferred income taxes                                                                               633,828               1,074,261
                                                                                                -----------             -----------
                                                                                                $49,331,960             $47,150,667
                                                                                                ===========             ===========

                                                                                   APRIL 29, 2001             APRIL 30, 2000
                                                                                    ------------               ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

    Current portion of long-term debt and capital lease obligation                  $  7,205,600               $  4,335,264
    Accounts payable                                                                   1,916,323                  2,968,833
    Accrued product warranty expense                                                     948,995                    518,970
    Other accrued expenses                                                             4,827,349                  3,211,177
                                                                                    ------------               ------------
Total current liabilities                                                             14,898,267                 11,034,244

Long-term debt and capital lease obligation, less current portion                      3,320,000                  5,850,601

Shareholders' equity:
    Common Stock, $.01 par value: authorized 20,000,000 shares; issued
       9,514,052 shares in 2001 and 9,450,304 shares in 2000                              95,141                     94,503
    Additional paid-in capital                                                        35,225,898                 34,997,342
    Retained-earnings deficit                                                           (400,285)                (1,018,962)
    Treasury Stock, 799,355 shares                                                    (3,807,061)                (3,807,061)
                                                                                    ------------               ------------
                                                                                      31,113,693                 30,265,822


                                                                                    ------------               ------------
                                                                                    $ 49,331,960               $ 47,150,667
                                                                                    ============               ============

See accompanying notes.

                         Novametrix Medical Systems Inc.

                        Consolidated Statements of Income

                                                                                               YEAR ENDED
                                                                       ---------------------------------------------------------
                                                                      APRIL 29, 2001         APRIL 30, 2000         MAY 2, 1999
                                                                       ------------           ------------          ------------
Revenues:
    Net sales                                                          $ 54,682,263           $ 43,682,223          $ 32,864,673
    Interest                                                                167,437                170,799               113,491
                                                                       ------------           ------------          ------------
                                                                         54,849,700             43,853,022            32,978,164
Costs and expenses:
    Cost of products sold:
       Before inventory write-off                                        24,882,262             18,669,287            13,568,836
       Inventory write-off                                                2,296,917
                                                                       ------------           ------------          ------------
                                                                         27,179,179             18,669,287            13,568,836

    Research and product development                                      4,493,019              4,205,157             3,957,760
    Selling, general and administrative                                  18,858,995             15,980,271            12,320,693
    Interest                                                                953,596                999,803               212,365
    Goodwill amortization                                                   306,328                258,591
    Restructuring and other charges                                       2,099,535                 85,758                48,143
                                                                       ------------           ------------          ------------
                                                                         53,890,652             40,198,867            30,107,797
                                                                       ------------           ------------          ------------
Income before income taxes and cumulative effect of a
    change in accounting principle                                          959,048              3,654,155             2,870,367

Income taxes                                                                340,371              1,189,330               803,700
                                                                       ------------           ------------          ------------
Income before cumulative effect of a change in accounting
    principle                                                               618,677              2,464,825             2,066,667
                                                                       ------------           ------------          ------------

Cumulative effect of a change in accounting principle,
    net of income taxes of $105,456                                                               (223,544)
                                                                       ------------           ------------          ------------
Net income                                                             $    618,677           $  2,241,281          $  2,066,667
                                                                       ============           ============          ============

Earnings per common share:
    Income before cumulative effect of a change in accounting principle:

          Basic                                                        $        .07           $        .31          $        .25
          Diluted                                                      $        .07           $        .30          $        .24
    Cumulative effect of a change in accounting
     principle:

          Basic                                                                               $       (.03)
          Diluted                                                                             $       (.03)
    Net income:
          Basic                                                        $        .07           $        .28          $        .25
          Diluted                                                      $        .07           $        .27          $        .24

See accompanying notes.

                         Novametrix Medical Systems Inc.

                 Consolidated Statements of Shareholders' Equity

                                                                    COMMON STOCK                 ADDITIONAL         RETAINED-
                                                              ---------------------------         PAID-IN           EARNINGS
                                                              SHARES            AMOUNT            CAPITAL           (DEFICIT)
                                                             ---------       ------------       ------------       ------------
Year ended May 2, 1999:
    Balance at May 3, 1998                                   9,174,355       $     91,744       $ 34,754,643       $ (5,326,910)
    Common Stock issued under stock purchase plan
       and stock option and warrant exercises                   58,304                583            193,380
    Tax benefit related to stock option exercises                                                     17,947
    Purchase of Common Stock for treasury
    Net income                                                                                                        2,066,667
                                                             ---------       ------------       ------------       ------------
Balance at May 2, 1999                                       9,232,659             92,327         34,965,970         (3,260,243)

Year ended April 30, 2000:

    Common Stock issued under stock purchase plan
       and stock option and warrant exercises                  217,645              2,176            297,999
    Tax benefit related to stock option exercises                                                     49,049
    Issuance of warrants in connection with business
       acquisition                                                                                    51,250
    Sale of Common Stock and warrants, net of
       transaction fees of $31,877                                                                 (366,926)
    Net income                                                                                                        2,241,281
                                                             ---------       ------------       ------------       ------------
Balance at April 30, 2000                                    9,450,304             94,503         34,997,342         (1,018,962)

Year ended April 29, 2001:

    Common Stock issued under stock purchase plan
       and stock option exercises                               63,748                638            190,559
    Tax benefit related to stock option exercises                                                     37,997
    Net income                                                                                                          618,677
                                                             ---------       ------------       ------------       ------------
Balance at April 29, 2001                                    9,514,052       $     95,141       $ 35,225,898       $   (400,285)
                                                             =========       ============       ============       ============


                                                                            TREASURY STOCK
                                                                       ---------------------------
                                                                        SHARES           AMOUNT              TOTAL
                                                                       --------       ------------       ------------
Year ended May 2, 1999:
    Balance at May 3, 1998                                             (338,452)      $ (2,487,038)      $ 27,032,439
    Common Stock issued under stock purchase plan
       and stock option and warrant exercises                                                                 193,963
    Tax benefit related to stock option exercises                                                              17,947
    Purchase of Common Stock for treasury                              (960,903)        (4,655,072)        (4,655,072)
    Net income                                                                                              2,066,667
                                                                       --------       ------------       ------------
Balance at May 2, 1999                                               (1,299,355)        (7,142,110)        24,655,944

Year ended April 30, 2000:

    Common Stock issued under stock purchase plan
       and stock option and warrant exercises                                                                 300,175
    Tax benefit related to stock option exercises                                                              49,049
    Issuance of warrants in connection with business
       acquisition                                                                                             51,250
    Sale of Common Stock and warrants, net of
       transaction fees of $31,877                                      500,000          3,335,049          2,968,123
    Net income                                                                                              2,241,281
                                                                       --------       ------------       ------------
Balance at April 30, 2000                                              (799,355)        (3,807,061)        30,265,822

Year ended April 29, 2001:

    Common Stock issued under stock purchase plan
       and stock option exercises                                                                             191,197
    Tax benefit related to stock option exercises                                                              37,997
    Net income                                                                                                618,677
                                                                       --------       ------------       ------------
Balance at April 29, 2001                                              (799,355)      $ (3,807,061)      $ 31,113,693
                                                                       ========       ============       ============

See accompanying notes.

                         Novametrix Medical Systems Inc.

                      Consolidated Statements of Cash Flows

                                                                                               YEAR ENDED
                                                                           --------------------------------------------------
                                                                          APRIL 29, 2001     APRIL 30, 2000       MAY 2, 1999
                                                                           ------------       ------------       ------------
OPERATING ACTIVITIES
Net income                                                                 $    618,677       $  2,241,281       $  2,066,667
Adjustments to reconcile net income to net cash provided (used) by operating activities:
       Deferred income taxes                                                   (126,480)           970,940            686,700
       Provision for collection losses                                          306,000             47,000             12,000
       Cumulative effect of a change in accounting principle                                       223,544

       Non-cash restructuring                                                   302,202
       Depreciation                                                           1,198,015          1,114,645            882,410
       Amortization                                                           1,202,597            840,999            501,500
       Changes in operating assets and liabilities:
          Accounts and notes receivable                                      (1,966,574)        (2,666,566)        (3,793,558)
          Inventories                                                          (803,158)           671,082         (1,750,741)
          Prepaid expenses and other current assets                            (110,657)          (189,973)          (217,730)
          Accounts payable                                                   (1,052,510)           167,613            501,691
          Accrued expenses                                                    2,046,198            225,126            882,683
                                                                           ------------       ------------       ------------
Net cash provided (used) by operating activities                              1,614,310          3,645,691           (228,378)

INVESTING ACTIVITIES

Purchases of equipment                                                       (1,300,102)          (657,625)        (1,699,674)
Purchases of licenses, technology, patents and other                           (972,337)        (1,138,499)        (1,091,135)
Purchase of Children's Medical Ventures, Inc., less cash acquired                               (9,198,986)
                                                                           ------------       ------------       ------------
Net cash used by investing activities                                        (2,272,439)       (10,995,110)        (2,790,809)

FINANCING ACTIVITIES

Revolving line of credit, net                                                 2,900,000         (1,425,000)         3,200,000
Proceeds from term loans                                                                         9,600,000          3,000,000
Principal payments on term loans and capital lease obligation                (2,560,265)        (4,080,016)          (233,901)
Proceeds from Common Stock issued under stock purchase plan and stock
    option and warrant exercises                                                191,197            300,175            193,963
Purchase of Common Stock for treasury                                                                              (4,655,072)
Proceeds from sale of Common Stock, net                                                          2,968,123
                                                                           ------------       ------------       ------------
Net cash provided by financing activities                                       530,932          7,363,282          1,504,990
                                                                           ------------       ------------       ------------
Change in cash and cash equivalents                                            (127,197)            13,863         (1,514,197)

Cash and cash equivalents at beginning of year                                  283,262            269,399          1,783,596
                                                                           ------------       ------------       ------------
Cash and cash equivalents at end of year                                   $    156,065       $    283,262       $    269,399
                                                                           ============       ============       ============

See accompanying notes.

                         Novametrix Medical Systems Inc.

                   Notes to Consolidated Financial Statements

1. BUSINESS AND ACCOUNTING POLICIES

NATURE OF BUSINESS

Novametrix Medical Systems Inc. and subsidiaries (collectively, the "Company") develop, manufacture and market non-invasive critical care monitors, sensors and accessories, and developmental care and baby care products and services. The Company's current product offering and future development plans utilize leading-edge technologies and developmental care concepts. The Company markets its products domestically and internationally directly through salespersons and outside distributors to its customers, most of which are hospitals. The Company also markets its products to original equipment manufacturers ("OEM's") which incorporate certain of the Company's products and technologies into the manufacture of their own products.

BASIS OF PRESENTATION AND CHANGE IN ACCOUNTING PRINCIPLE

The consolidated financial statements include the accounts of Novametrix Medical Systems Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Effective May 3, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities". The SOP required the Company to write-off any start-up costs which had been previously capitalized, and to expense start-up costs as incurred. Fiscal 2000 earnings were reduced by $223,544 (net of income taxes of $105,456) or $0.03 per diluted share as a result of the adoption of SOP 98-5. 1999 pro forma disclosures are not presented, as the effects of the change in accounting principle would not have been significant to that year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

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

                         Novametrix Medical Systems Inc.

1. BUSINESS AND ACCOUNTING POLICIES (CONTINUED)

SHIPPING AND HANDLING COSTS

Shipping and handling costs are expensed as incurred and are included in cost of products sold.

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts and notes receivable. The Company places its cash equivalents with high credit-quality financial institutions and has established guidelines that seek to maintain safety and liquidity. The Company's customer base consists of a large number of diverse customers. The Company performs ongoing credit evaluations of its customers and does not require collateral. The Company provides for potential credit losses; such losses have been within management's expectations.

                         Novametrix Medical Systems Inc.

1. BUSINESS AND ACCOUNTING POLICIES (CONTINUED)

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

ADVERTISING COSTS

Advertising costs are generally expensed as incurred and are included in selling, general and administrative expenses. Advertising costs were $1,358,419 in 2001, $998,573 in 2000 and $603,670 in 1999.

DEFERRED INCOME TAXES

Deferred income taxes are provided on temporary differences between the tax and financial reporting bases of assets and liabilities based on enacted tax rates applicable to the periods in which the differences are expected to reverse.

EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) savings plan (the "Plan") which covers all employees who meet the eligibility requirements, as defined. Participants may contribute a percentage of their compensation, as defined by the plan agreement. Matching contributions to the Plan are determined annually by the Company and are equal to a stated percentage of the amount contributed by the participants. During fiscal year 2001, the Company increased its matching contributions and enacted other improvements to the Plan in order to attract and retain its employees. The Company's matching contributions in fiscal years 2001, 2000, and 1999 were $260,495, $58,014 and $55,603, respectively.

                         Novametrix Medical Systems Inc.

1. BUSINESS AND ACCOUNTING POLICIES (CONTINUED)

The Company maintains an Employee Stock Ownership Plan ("ESOP") under which all shares have previously been allocated to participants. The 110,135 shares held by the ESOP in participant accounts are treated as outstanding for the purpose of computing earnings per share. Expenses pertaining to the ESOP were not material for fiscal years 2001, 2000 and 1999.

STOCK-BASED COMPENSATION

The Company accounts for its employee stock compensation plans in accordance with Accounting Principle Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. As required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting had been applied, are presented in Note 7.

2. RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of 2001, management commenced and completed a comprehensive review of the Company's operations and strategic direction and initiated operating changes. Also in the fourth quarter, the Company wrote off an uncollectible account receivable. These events culminated in a charge of $4.25 million. Approximately $2.3 million of this charge is reported under cost of products sold and $1.95 million is reported under restructuring and other charges. Of the latter amount about $1.2 million will be paid in cash.

Included in the restructuring and other charges is $700,000 of severance costs associated with the planned termination of 30 employees and $300,000 associated with restructuring costs. These costs are primarily related to the realignment of the domestic sales organization and the closing of the Redmond, Washington facility. While the Company expects to remain a strong competitor in pulse oximetry with its state-of-the-art technology and cost avoidance programs, management believes that its cardiopulmonary technology provides a significant growth opportunity for the Company over the next several years. Accordingly, management increased the Company's emphasis on cardiopulmonary products and markets, completely reorganizing its domestic sales force and initiating a program to centralize its R&D processes. As a result of the revised sales and marketing strategies for cardiopulmonary products and focusing the scope of products being offered for sale, the Company wrote off $2.3 million of inventory which became obsolete. This amount is included in cost of products sold. Also included in the restructuring and other charges is an estimated $500,000 to settle certain existing litigation, $280,000 for an uncollectible account receivable and miscellaneous other charges of $320,000.

                         Novametrix Medical Systems Inc.

2. RESTRUCTURING AND OTHER CHARGES (CONTINUED)

As of April 29, 2001, 4 employees have been terminated and severance payments of approximately $25,000 have been made. Further, as of April 29, 2001, $1.2 million of the accrual for restructuring and other charges remains unpaid consisting primarily of severance and litigation expenses.

3. ACQUISITION

On June 30, 1999, the Company acquired 100% of the capital stock of Children's Medical Ventures, Inc. (ChMV), a privately owned developer and marketer of neonatal and pediatric care products and services. The purchase price was comprised of cash of $8.7 million and a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $4.3625 per share. The purchase price was financed with two term loans aggregating $9.6 million. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of acquisition. The excess of the fair value of the net assets acquired (goodwill) was approximately $7.7 million, amortized on a straight-line basis over 25 years. The Company will adopt the Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangibles", in the first quarter of fiscal 2002. Under this statement, the Company will no longer amortize goodwill but will be required to test for impairment at least annually. The accompanying consolidated statements of income do not include any revenues or expenses related to this acquisition prior to the closing date.

Following are the Company's unaudited proforma results for both fiscal year 2000 and 1999 assuming that the acquisition had taken place at the beginning of the earliest year presented (in thousands except share and per share data):

                                                                                      FISCAL YEAR ENDED
                                                                                   -----------------------
                                                                                    2000           1999
                                                                                   -------      ----------
     Net revenue                                                                   $45,092      $   39,793
     Income before cumulative effect of a change in accounting principle             2,313           1,608
     Net income                                                                      2,090           1,608
     Per common share amounts:
         Income before cumulative effect of a change in accounting principle:

               Basic                                                               $  0.29      $     0.19
               Diluted                                                                0.28            0.19

                         Novametrix Medical Systems Inc.

3. ACQUISITION (CONTINUED)

                                                 FISCAL YEAR ENDED
                                          --------------------------------
                                              2000               1999
                                          -------------      -------------
        Net income:
            Basic                         $        0.26      $        0.19
            Diluted                                0.25               0.19

     Weighted average common shares:

         Basic                                8,086,432          8,299,707
         Diluted                              8,307,334          8,602,126

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been in effect as of the first day of the earliest period presented above.

4. NOTES RECEIVABLE

During fiscal 1999, the Company sold products in exchange for long-term non-interest bearing notes receivable, generally payable over a period of eight years. The Company has imputed interest on these notes based upon its estimated incremental borrowing rate. In addition, the Company has notes receivable from various officers and directors. These notes bear interest at a fixed rate determined by the Applicable Federal Rate, as defined (4.63% at April 29, 2001), and provide for quarterly interest payments until the third anniversary of the note at which time the principal is due. Notes receivable consist of:

                                                   APRIL 29, 2001  APRIL 30, 2000
                                                     ----------      ----------
    Notes exchanged for product sales (net of
      unamortized discount of $178,013 in 2001
      and $241,964 in 2000)                          $1,113,544      $1,226,079
     Officer and director notes receivable              532,554         532,554
     Other                                               80,034         109,652
                                                     ----------      ----------
                                                      1,726,132       1,868,285

     Less current portion                               565,421         260,722
                                                     ----------      ----------
                                                     $1,160,711      $1,607,563
                                                     ==========      ==========

                         Novametrix Medical Systems Inc.

5. DEBT AND CAPITAL LEASE OBLIGATION

Debt and capital lease obligation consist of:

                                                              APRIL 29, 2001   APRIL 30, 2000
                                                                -----------      -----------
     Note payable to bank under revolving credit agreement      $ 4,675,000      $ 1,775,000

     Term loans payable to banks                                  5,840,000        8,360,000

     Capital lease obligation                                        10,600           50,865
                                                                -----------      -----------
                                                                 10,525,600       10,185,865

     Less current portion                                         7,205,600        4,335,264
                                                                -----------      -----------
                                                                $ 3,320,000      $ 5,850,601
                                                                ===========      ===========

The Company's revolving credit agreement, as amended March 30, 2001, limits borrowing to a maximum of $10,000,000, bears interest at LIBOR plus 1.3% (6.38% at April 29, 2001), and expires August 31, 2002. The Company is required to pay an availability fee, as defined, equal to 0.125% of the unused available principal amount under the revolving credit agreement.

The acquisition of ChMV (see Note 2) and related costs were financed with two term loans, each in the amount of $4,800,000, aggregating $9,600,000. Under an amended and restated agreement with the Company's primary lender, the Company increased its borrowings by an additional $4,800,000 in the form of a five-year term loan which is payable in monthly installments of $80,000 plus interest at LIBOR plus 1.6% (6.68% at April 29, 2001) with a revised maturity date of July 2003. The Company also entered into a $4,800,000 five-year term loan with another bank which is payable in monthly installments of $80,000 plus interest at LIBOR plus 1.6% (6.68% at April 29, 2001) with a revised maturity date of July 2003. Total unpaid principal relating to these term loans is $4,240,000 at April 29, 2001.

The Company also has a term loan payable to its primary bank with an outstanding principal balance of $1,600,000 at April 29, 2001. The term loan is due in monthly installments of $50,000, plus interest at LIBOR plus 1.4% (6.48% at April 29, 2001) through November 30, 2003. In fiscal 1999, the Company entered into an interest rate swap agreement for a notional amount equal to the remaining principal balance of the term loan. The rate is fixed at 6.77% and the agreement expires November 2003. The Company believes the interest rate swap transaction agreement limits the risk of increasing interest rates. The interest rate swap agreement had no material effect on interest expense in 2001 or 2000.

                         Novametrix Medical Systems Inc.

5. DEBT AND CAPITAL LEASE OBLIGATION (CONTINUED)

Under the terms of the term loans and revolving credit agreement (the "Facilities"), the Company is required to maintain certain financial ratios and minimum levels of working capital and net worth. Borrowings under the Facilities are secured by the Company's business assets.

The capital lease obligation is at a fixed interest rate of 8.87% and is collateralized by the leased property.

Aggregate annual maturities of debt and the capital lease obligation as of April 29, 2001 follow:

                                                                                            CAPITAL
                                                               DEBT                          LEASE                         TOTAL
                                                           -----------                    -----------                    -----------
2002                                                       $ 2,520,000                    $    10,748                    $ 2,530,748
2003                                                         7,195,000                                                     7,195,000
2004                                                           800,000                                                       800,000
                                                           -----------                    -----------                    -----------
Total                                                       10,515,000                         10,748                     10,525,748

Less amount representing interest on
  capital lease                                                                                   148                            148
                                                           -----------                    -----------                    -----------
                                                           $10,515,000                    $    10,600                    $10,525,600
                                                           ===========                    ===========                    ===========

The Company paid interest under its bank debt agreements and capital lease obligation of $953,393 in 2001, $963,940 in 2000 and $172,768 in 1999.

6. CAPITAL STOCK

The Company has authorized 1,000,000 shares of $1.00 par value Preferred Stock of which 50,000 shares are designated as Series A (none issued) and 120,000 shares are designated as Series B. The Board of Directors of the Company is authorized to establish, among other things, the rate of dividends payable, redemption rights and voting rights prior to issuance. All Series B shares have been issued and subsequently converted to Common Stock.

At April 29, 2001 there were 8,714,697 preferred share purchase rights outstanding. Each right entitles the registered holder to purchase one one-hundredth of a share of Preferred Stock, Series A, for $25.00 upon the occurrence of certain specified "takeover" events. The rights are redeemable and exchangeable only in certain specified circumstances. As of April 29, 2001, no takeover events had occurred and no rights were exercisable.

                         Novametrix Medical Systems Inc.

6. CAPITAL STOCK (CONTINUED)

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

7. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS

In fiscal 2001, the Board of Directors approved the 2000 Long-term Incentive Plan (the "Incentive Plan") which provides for the granting of nonqualified stock options, incentive stock options ("ISOs"), and other stock-based awards to employees, consultants and other individuals providing services to the Company. The Company reserved 650,000 shares of its Common Stock for issuance under the Incentive Plan. The Company also has a limited number of remaining issuable stock options from stock option plans authorized during previous years.

Activity relating to the Company's stock option plans follows:

                                                                          FISCAL YEAR ENDED
                                  -----------------------------------------------------------------------------------------------
                                              2001                               2000                             1999
                                  ---------------------------         -------------------------         -------------------------
                                                     WEIGHTED                          WEIGHTED                          WEIGHTED
                                                     AVERAGE                           AVERAGE                           AVERAGE
                                                     EXERCISE                          EXERCISE                          EXERCISE
                                   OPTIONS            PRICE           OPTIONS           PRICE           OPTIONS           PRICE
                                   -------            -----           -------           -----           -------           -----
   Outstanding at
      beginning of year             942,283           $5.01           758,453           $5.07           709,953           $5.94
   Granted                          606,000            5.75           225,000            4.41            65,000            5.03
   Exercised                        (27,333)           1.72           (28,668)           2.06            (9,000)           2.83
   Cancelled                        (59,667)           5.25           (12,502)           4.71            (7,500)           5.44
                                  ---------           -----           -------           -----           -------           -----
   Outstanding at end
      of year                     1,461,283           $5.37           942,283           $5.01           758,453           $5.07
                                  =========           =====           =======           =====           =======           =====
   Options exercisable
      at end of year                691,274           $5.25           589,597           $5.05           476,453           $5.01
                                  =========           =====           =======           =====           =======           =====

                         Novametrix Medical Systems Inc.

7. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS (CONTINUED)

Options outstanding as of April 29, 2001 had exercise prices as follows: 634,283 options ranging from $2.63 to $5.06 and 827,000 options ranging from $5.50 to $6.31. The weighted average remaining contractual life of these options is 7.4 years.

During fiscal 1999, the Company repriced 250,000 options with an exercise price of $9.125 and 50,000 options with an exercise price of $7.625 to $6.3125, the fair value of the Company's Common Stock on the date of repricing.

At April 29, 2001, options for 560,670 shares have been authorized but not yet granted under the Company's stock option plans.

The Company has an employee stock purchase plan expiring on December 31, 2009 for which 100,000 shares of Common Stock have been reserved. As of April 29, 2001, 6,860 shares of Common Stock had been issued under this plan.

The Company has redeemable Class B Warrants outstanding covering an aggregate of 566,785 shares. The warrants, each exercisable into one share of Common Stock at an exercise price of $5.85, are scheduled to expire on December 8, 2001. They are callable by the Company under certain circumstances and traded on The Nasdaq Stock Market(R) under the symbol "NMTXZ". The Company's outstanding warrants also include warrants issued in fiscal 2000 in connection with the private equity placement and acquisition of ChMV as well as warrants previously granted to a director and consultants to purchase shares of the Company's Common Stock. Data relating to warrants outstanding at April 29, 2001 follows:


                                                                        NUMBER OF SHARES
            FISCAL YEAR                     RANGE OF                 COVERED BY OUTSTANDING
          WARRANTS GRANTED               EXERCISE PRICES                    WARRANTS
          ----------------               ---------------                    --------
                1993                               $2.625                     10,000
                1995                    $ 4.125 to $ 5.85                    639,964
                2000                    $4.3625 to $ 7.50                    275,000
                                                                             -------
                                                                             924,964
                                                                             =======

The warrants were granted at prices which equaled or exceeded the market price of the Company's Common Stock at the date of grant. The warrants expire at various dates through March 2005, and are all currently exercisable. During fiscal 2001, 417 warrants expired.

                         Novametrix Medical Systems Inc.

7. STOCK OPTIONS, STOCK PURCHASE PLAN AND WARRANTS (CONTINUED)

At April 29, 2001, there were 3,040,057 shares of Common Stock reserved for the issuance and exercise of options and warrants, and purchases through the Company's employee stock purchase plan.

If compensation costs for the Company's stock-based compensation plans had been determined based on the fair value at the grant dates for 2001, 2000 and 1999 consistent with the method prescribed by SFAS No. 123, the Company's net (loss) income and (loss) earnings per common share would have been adjusted to the pro forma amounts indicated below:

                                                                                FISCAL YEAR ENDED
                                                            ----------------------------------------------------------
                                                               2001                    2000                    1999
                                                               ----                    ----                    ----
      Pro forma net (loss) income                           $(108,480)              $1,674,576              $1,576,060
      Pro forma (loss) earnings per share:
               Basic                                        $    (.01)              $      .21              $      .19
               Diluted                                           (.01)                     .20                     .18

Pro forma compensation cost relating to the stock options is recognized over the vesting period which ranges from 36 to 60 months. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in fiscal 2001, 2000 and 1999: dividend yield of 0%; expected volatility of .772% in 2001, .961% in 2000 and .892% in 1999; risk free interest rate of 5.5% in 2001, 6.5% in 2000 and 6% in 1999; and expected life of ten years. The weighted average fair value of stock options granted in fiscal 2001, 2000 and 1999 was $4.75, $4.01 and $4.45, respectively.

8. EARNINGS PER SHARE

                                                                                     FISCAL YEAR ENDED
                                                                   2001                    2000                   1999
                                                                   ----                    ----                   ----
     NUMERATOR
     Income before cumulative effect of a change in
       accounting principle                                      $618,677               $2,464,825             $2,066,667
                                                                 ========               ==========             ==========

                         Novametrix Medical Systems Inc.

8. EARNINGS PER SHARE (CONTINUED)

                                                                                       FISCAL YEAR ENDED
                                                                        2001                2000                1999
                                                                     ----------          ----------          ----------
     DENOMINATOR
     Denominator for basic earnings per share -
          Weighted average shares outstanding                         8,685,278           8,086,432           8,299,707

     Effect of dilutive employee stock options and warrants             161,391             220,902             296,455
                                                                     ----------          ----------          ----------
     Denominator for diluted earnings per share                       8,846,669           8,307,334           8,596,162
                                                                     ==========          ==========          ==========
     Basic earnings per share                                        $      .07          $      .31          $      .25
                                                                     ==========          ==========          ==========
     Diluted earnings per share                                      $      .07          $      .30          $      .24
                                                                     ==========          ==========          ==========

Certain options and warrants to purchase 1,666,964, 1,342,964 and 919,285 shares of the Company's Common Stock outstanding in 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because their exercise price was greater than the average market price of the common shares and, therefore, their inclusion would have been antidilutive.

9. CONTINGENCIES

In the fourth quarter of 2001, management decided to commence action to settle certain litigation in order to focus Company resources on operations. In connection therewith, the Company recorded a $500,000 accrual for the estimated costs to settle these matters.

The Company is a party to various other legal proceedings incidental to its business. Management believes that these other legal proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

                         Novametrix Medical Systems Inc.

10. OPERATING LEASES

The Company has a noncancellable long-term operating lease for its main plant and office facility which expires in 2008. The lease requires the Company to pay for related property taxes and insurance, contains a renewal option for five years, a purchase option upon the sixth anniversary of the lease and stipulates a general inflation escalation clause. In addition, the Company leases other facilities and certain equipment under various noncancellable long-term operating leases. Future minimum annual lease payments for these long-term operating leases for the next five years and thereafter are:

           2002                                                 $ 651,038
           2003                                                   619,671
           2004                                                   533,073
           2005                                                   496,475
           2006                                                   448,692
           Thereafter                                             918,956
                                                              -----------
                                                              $ 3,667,905
                                                              ===========

Total rental expense under operating leases was $838,989 in 2001, $756,844 in 2000 and $687,219 in 1999.

11. INCOME TAXES

The components of the Company's deferred income tax accounts follow:

                                                                                FISCAL YEAR ENDED
                                                                  2001                2000                1999
                                                                  ----                ----                ----
     Deferred income tax assets:
          Tax credits                                          $  682,755          $1,138,886          $1,079,585
          Net operating loss carryforwards                                            710,932           1,976,314
          Inventories - valuation allowance and other           1,618,363             679,242             734,492
          Pre-production costs                                     46,403             119,177
          Warranty accrual                                        343,766             187,993
          Accrued compensation                                    294,870
          Other                                                   263,304             253,036             190,058
                                                               ----------          ----------          ----------
     Total deferred income tax assets                           3,249,461           3,089,266           3,980,449

                         Novametrix Medical Systems Inc.

11. INCOME TAXES (CONTINUED)

                                                                                FISCAL YEAR ENDED
                                                                  2001                2000                1999
                                                                  ----                ----                ----
     Valuation allowance for deferred
       income tax assets                                                                               $ (158,780)
                                                               ----------          ----------          ----------
                                                               $3,249,461          $3,089,266           3,821,669
     Less deferred income tax liabilities                         129,858             134,139             104,181
                                                               ----------          ----------          ----------
     Net deferred income tax assets                            $3,119,603          $2,955,127          $3,717,488
                                                               ==========          ==========          ==========

Income tax expense consists of the following:

                                                                                FISCAL YEAR ENDED
                                                                  2001                2000                1999
                                                                  ----                ----                ----
     Current tax expense:
          Federal                                              $  304,981          $  102,470          $   78,000
          State                                                   161,870             115,920              39,000
                                                               ----------          ----------          ----------
                                                                  466,851             218,390             117,000

     Deferred tax expense (benefit):
          Federal                                                 (20,685)            983,277             685,700
          State                                                  (105,795)            (12,337)              1,000
                                                               ----------          ----------          ----------
                                                                 (126,480)            970,940             686,700
                                                               ----------          ----------          ----------
     Income tax expense                                        $  340,371          $1,189,330          $  803,700
                                                               ==========          ==========          ==========

The provision for income taxes at the Company's tax rate differed from the provision for income taxes at the statutory rate as follows:

                                                                                FISCAL YEAR ENDED
                                                                  2001                2000                1999
                                                                  ----                ----                ----
     Computed tax expense at expected
        statutory rate                                         $  326,076          $1,242,413          $  975,925
     Benefit of foreign sales corporation                        (163,814)            (88,627)            (60,629)
     State taxes, net of federal effect                            44,153              68,365              26,465
     Goodwill amortization                                        104,152              87,921
     Other permanent items -- net effect                           54,446              34,239              63,689
     Tax credits                                                  (24,642)              3,799             (32,102)
     Reduction in valuation allowance                                                (158,780)           (169,648)
                                                               ----------          ----------          ----------
                                                               $  340,371          $1,189,330          $  803,700
                                                               ==========          ==========          ==========

                         Novametrix Medical Systems Inc.

11. INCOME TAXES (CONTINUED)

As of April 29, 2001, the Company had unused research tax credits of approximately $330,000 which expire in varying amounts through 2013 and alternative minimum tax credits of $352,000 which do not have expiration dates.

During 2000 and 1999, the Company reduced its valuation allowance due to the increased likelihood that the Company would generate sufficient taxable income to fully utilize the net deferred income tax asset recorded at the end of each reporting period.

Income taxes paid in 2001, 2000 and 1999 were not significant.

12. RECENT ACCOUNTING PRONOUNCEMENT

The Company was required to adopt Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", in the fourth quarter of fiscal 2001. SAB 101 explains how the Securities and Exchange Commission staff believes existing rules on revenue recognition should be applied to or analogized for transactions not addressed by existing rules. SAB 101 did not have an impact on the Company's financial statements.

On April 30, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) and its related amendments. FAS 133 requires companies to recognize all derivative financial instruments in their financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in operations or in shareholders' equity as a component of accumulated comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in operations along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated comprehensive income net of deferred income taxes. Changes in fair values of derivatives not qualifying as hedges are reported in operations. The adoption of FAS 133 in fiscal 2002 will have a nominal effect on the Company's financial statements.

                         Novametrix Medical Systems Inc.

13. REPORTABLE SEGMENTS

The Company is domiciled in the United States and operates in one industry segment -- the design, manufacture and marketing of non-invasive monitors, sensors and accessories, and developmental care products for the critical care marketplace. The Company's products are marketed domestically and internationally with no one customer accounting for more than 10% of net sales. The Company has earned revenue from sales to customers in the following geographic locations:

                                                                  2001                2000                1999
                                                                  ----                ----                ----
        United States                                         $36,825,834         $29,742,578         $20,608,666
        Europe                                                  6,305,345           5,679,667           4,484,675
        Asia                                                    4,666,569           3,184,791           3,234,864
        Western Hemisphere (other than U.S.)                    5,121,227           3,870,443           3,437,907
        Other                                                   1,763,288           1,204,744           1,098,561
                                                              -----------         -----------         -----------
                                                              $54,682,263         $43,682,223         $32,864,673
                                                              ===========         ===========         ===========

14. FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and debt as of April 29, 2001 and April 30, 2000 approximate fair value. The fair value of the interest rate swap was nominal as of April 29, 2001 and April 30, 2000.

                         Novametrix Medical Systems Inc.

15. QUARTERLY DATA (UNAUDITED)

Following is a summary of quarterly results of operations for the years ended April 29, 2001 and April 30, 2000:

                                       FIRST               SECOND                THIRD               FOURTH
                                      QUARTER              QUARTER              QUARTER              QUARTER
                                      -------              -------              -------              -------
2001
Revenues                            $12,605,339          $13,521,516          $14,101,411          $ 14,621,434
Gross profit(a)                       7,298,283            7,038,977            7,700,409             5,632,852
Research and product
  development expenses                1,109,273            1,047,504            1,102,540             1,233,702
Selling, general and
  administrative expenses             4,253,347            4,673,738            5,030,862             4,901,048
Income taxes                            571,000              338,000              419,000              (987,629)
Net income (loss)(a)                  1,038,088              615,108              760,053            (1,794,572)
Basic and diluted earnings
  (loss) per share(a)               $      0.12          $      0.07          $      0.09          $      (0.21)

(a) In the fourth quarter of 2001, the Company recorded a $4.25 million charge associated with certain restructuring activities and other charges. Approximately $2.3 million of this charge is reported in cost of products sold and $1.95 million is reported as restructuring and other charges. Excluding the $4.25 million charge, fourth quarter basic and diluted earnings per share were $0.11 (see Note 2).

                                       FIRST               SECOND                THIRD               FOURTH
                                      QUARTER              QUARTER              QUARTER              QUARTER
                                      -------              -------              -------              -------
2000
Revenues                            $ 7,684,741          $10,508,325          $12,167,218          $13,492,738
Gross profit                          4,452,094            6,130,833            6,982,438            7,618,370
Research and product
  development expenses                  972,191            1,040,494            1,060,985            1,131,487
Selling, general and
  administrative expenses             3,216,910            3,910,102            4,299,736            4,553,523
Income taxes                             23,100              265,000              391,000              510,230

                         Novametrix Medical Systems Inc.

15. QUARTERLY DATA (UNAUDITED)

                                       FIRST               SECOND                THIRD               FOURTH
                                      QUARTER              QUARTER              QUARTER              QUARTER
                                      -------              -------              -------              -------
Income before cumulative
  effect of a change in
  accounting principle              $    49,010          $   562,528          $   830,133          $  1,023,154
Net income                             (174,534)             562,528              830,133             1,023,154
Basic and diluted earnings
  per share data:
    Income before cumulative
      effect of a  change in
      accounting principle          $      0.01          $      0.07          $      0.10          $       0.12
    Cumulative effect of a
      change in accounting
      principle                     $     (0.03)                  --                   --                    --
    Net income                      $     (0.02)         $      0.07          $      0.10          $       0.12

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not necessarily equal the total for the year.

                Novametrix Medical Systems Inc. and Subsidiaries

                Schedule II -- Valuation and Qualifying Accounts

                                 April 29, 2001


         COL. A                       COL. B                        COL. C                       COL. D             COL. E
---------------------------        ------------         -----------------------------         -------------       -------------
                                                                  ADDITIONS
                                                        -----------------------------
                                    BALANCE AT          CHARGED TO         CHARGED TO
                                   BEGINNING OF         COSTS AND             OTHER                                BALANCE AT
       DESCRIPTION                    PERIOD             EXPENSES           ACCOUNTS          DEDUCTIONS(1)       END OF PERIOD
       -----------                    ------             --------           --------          -------------       -------------
Year ended April 29, 2001:
  Allowance for doubtful
     accounts deducted from
     accounts receivable            $  300,000          $  306,000          $      --          $  306,000          $  300,000
                                    ==========          ==========          =========          ==========          ==========
Year ended April 30, 2000:
  Allowance for doubtful
     accounts deducted from
     accounts receivable            $  250,000          $   47,000          $  50,000          $   47,000          $  300,000
                                    ==========          ==========          =========          ==========          ==========
Year ended May 2, 1999:
  Allowance for doubtful
     accounts deducted from
     accounts receivable            $  250,000          $   12,000          $      --          $   12,000          $  250,000
                                    ==========          ==========          =========          ==========          ==========

----------

(1) Uncollectible accounts written off, net of recoveries.

                               Index to Exhibits*


                                                                                                               Page
3(a)                Certificate of Incorporation of the Company, as amended (incorporated by                    --
                    reference to Exhibit 3(a) and 3(e) to the Company's Registration Statement on
                    Form SB-2 dated June 8, 1994).

3(b)                Certificate of Designation of Series A Preferred Stock of the Company filed with            --
                    the Secretary of State of the State of Delaware on March 17, 1989 (incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form SB-2
                    dated June 8, 1994).

3(c)                Certificate of Designation of Series B Preferred Stock of the Company filed with            --
                    the Secretary of State of the State of Delaware on August 29, 1991 (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated
                    August 29, 1992).

3(d)                By-Laws of the Company, as amended to date (incorporated by reference to Exhibit            --
                    3(d) of the Company's Form 10-KSB for the year ended April 28, 1996).

3(e)                Amendment to By-Laws of the Company effective September 30, 1997 (incorporated by           --
                    reference to Exhibit 3(e) of the Company's Form 10-QSB for the quarter ended
                    November 2, 1997).

3(f)                Amendment to Certificate of Designation of Series A Preferred Stock of the                  --
                    Company filed with the Secretary of State of the State of Delaware on December
                    30, 1999 (incorporated by reference to Exhibit 10(ss) of the Company's Current
                    Report of Form 8-K dated January 13, 2000).

10(a)               Employment Agreement dated as of June 1, 1988 between the Company and William J.            --
                    Lacourciere, as amended (incorporated by reference to Exhibit 10(a) to the
                    Company's Registration Statement on Form SB-2 dated June 8, 1994).

10(b)               Amendment dated as of August 1, 1988 to the Employment Agreement between the                --
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

                                                                                                              Page

10(c)               Warrant Certificate of the Company, the warrants evidenced thereby exercisable              --
                    commencing on December 29, 1989, together with Schedule of substantially identical warrants (incorporated by reference to Exhibit 10(c) to the Company's
                    Form 10-KSB for the year ended April 28, 1996).

10(d)               Warrant Certificate of the Company, the warrants evidenced thereby exercisable              --
                    commencing on May 23, 1990 (incorporated by reference to Exhibit 10(d) to the
                    Company's Form 10-KSB for the year ended April 28, 1996).

10(e)               Warrant Certificate of the Company, the warrants evidenced thereby exercisable              --
                    commencing on September 15, 1988, together with Schedule of substantially identical warrants (incorporated by reference to Exhibit 10(e) to the Company's
                    Registration Statement on Form SB-2 dated June 8, 1994).

10(f)               First Amendment to Warrant Certificate of the Company dated as of September 19,             --
                    1989, together with Schedule of substantially identical amendments (incorporated by reference to Exhibit 10(f) to the Company's Form 10-KSB for the year ended
                    April 28, 1996).

10(g)               Warrant Certificate of the Company, the warrants evidenced thereby exercisable              --
                    commencing on May 1, 1989, together with Schedule of substantially identical warrants (incorporated by reference to Exhibit 10(g) to the Company's
                    Registration Statement on Form SB-2 dated June 8, 1994).

10(h)               First Amendment to Warrant Certificate of the Company dated as of September 19,             --
                    1989, together with Schedule of substantially identical amendments (incorporated by reference to Exhibit 10(h) to the Company's Form 10-KSB for the year ended
                    April 28, 1996).

10(i)               Warrant Certificate of the Company, the warrants evidenced thereby exercisable              --
                    commencing on January 2, 1991 (incorporated by reference to Exhibit 10(dd) to the
                    Company's Registration Statement on Form S-1 dated December 30, 1991).

10(j)               Form of Warrant Certificate of the Company, the warrants evidenced thereby                  --
                    exercisable commencing on December 2, 1991 (incorporated by reference to Exhibit
                    10(ee) to the Company's Registration Statement on Form S-1 dated December 30,
                    1991).

                                                                                                              Page

10(k)               Rights Agreement dated as of March 14, 1989 between the Company and The                     --
                    Connecticut Bank and Trust Company, N.A., as Rights Agent ("CBT"), which includes the form of Certificate of Designation setting forth the terms of the Series A
                    Preferred Stock, $1.00 par value, as Exhibit A, the form of Right Certificate as
                    Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
                    (incorporated by reference to Exhibit 10(l) to the Company's Registration
                    Statement on Form SB-2 dated June 8, 1994).

10(l)               Amendment to Rights Agreement dated as of October 30, 1990 among the Company, CBT           --
                    and Mellon Bank, N.A. (incorporated by reference to Exhibit 10(o) to the
                    Company's Annual Report on Form 10-K for the year ended April 28, 1991).

10(m)               Amendment to Rights Agreement dated as of August 29, 1991 between the Company and           --
                    Mellon Bank, N.A. (incorporated by reference to Exhibit 10(p) to the Company's
                    Registration Statement on Form S-1 dated December 30, 1991).

10(p)               Securities Purchase Agreement dated as of August 29, 1991 among the Company,                --
                    William W. Nicholson, Auric Partners Limited, a Michigan limited partnership, and
                    Union Trust Company (incorporated by reference to Exhibit 2 to the Company's
                    Current Report on Form 8-K dated August 29, 1991).

10(q)               Third Amended and Restated Loan and Security Agreement dated as of August 29,               --
                    1991 among the Company, NTC Technology Inc., a Delaware corporation ("NTC"), and
                    Union Trust Company (incorporated by reference to Exhibit 3 to the Company's
                    Current Report on Form 8-K dated August 29, 1991).

10(r)               First Amendment to Third Amended and Restated Loan and Security Agreement dated             --
                    as of April 29, 1993 among the Company, NTC and Union Trust Company (incorporated by reference to Exhibit 5(a) to the Company's Current Report on Form 8-K dated
                    April 28, 1993).

10(s)               1979 Stock Option Plan, as amended (incorporated by reference to Exhibit 10(ee)             --
                    to the Company's Annual Report on Form 10-K for the year ended May 2, 1993).

10(t)               1990 Stock Option Plan (incorporated by reference to Exhibit 10(ff) to the                  --
                    Company's Annual Report on Form 10-K for the year ended May 2, 1993).


                                                                                                              Page
10(u)               1992 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10(gg) to           --
                    the Company's Annual Report on Form 10-K for the year ended May 2, 1993)
                    (incorporated by reference to Exhibit 10(y) to the Company's Registration
                    Statement on Form SB-2 dated June 8, 1994).

10(v)               Form of Letter Agreement between the Company and Keane Securities Co., Inc.                 --
                    ("Keane") pursuant to which Keane will act as finder for the Company
                    (incorporated by reference to Exhibit 10(z) to the Company's Registration
                    Statement on Form SB-2 dated June 8, 1994).

10(w)               Fourth Amended and Restated Loan and Security Agreement dated as of June 16, 1994           --
                    among the Company, NTC and Union Trust Company (incorporated by reference to
                    Exhibit 10A to the Company's Quarterly Report on Form 10-QSB for the three month period ended July 31, 1994).

10(x)               Amendment to Securities Purchase Agreement dated as of June 16, 1994 among the              --
                    Company, William W. Nicholson, Auric Partners Limited and Union Trust Company
                    (incorporated by reference to Exhibit 10B to the Company's Quarterly Report on
                    Form 10-QSB for the three month period ended July 31, 1994).

10(y)               1994 Stock Option Plan (incorporated by reference to Exhibit 4(i) to the                    --
                    Company's Registration Statement on Form S-8, dated August 3, 1994).

10(z)               Form of Representative Warrant Agreement, certificate included (incorporated by             --
                    reference to Exhibit 4(a) to the Company's Registration Statement on Form SB-2
                    dated June 8, 1994).

10(aa)              Form of Warrant Agreement, certificate included (incorporated by reference to               --
                    Exhibit 4(b) to the Company's Registration Statement on Form SB-2 dated June 8,
                    1994).

10(bb)              Amendment No. 1 to Fourth Amended and Restated Loan and Security Agreement dated            --
                    as of July 26, 1995 among the Company, NTC and First Fidelity Bank, formerly
                    Union Trust Company (incorporated by reference to Exhibit 10(ff) to the Company's
                    Annual Report on Form 10-KSB for the year ended April 30, 1995).

10(cc)              Amendment No. 3 to Rights Agreement dated as of November 28, 1995 between the               --
                    Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10(cc) to the
                    Company's Form 10-KSB for the year ended April 28, 1996).

10(dd)              Lease dated January 4, 1996 between Nova Associates, L.L.C. and the Company                 --
                    (incorporated by reference to Exhibit 10(dd) to the Company's Form 10-KSB for the
                    year ended April 28, 1996).

                                                                                                              Page
10(ee)              Amendment No. 2 to Fourth Amended and Restated Loan and Security Agreement dated            --
                    as of October 25, 1996 among the Company, NTC and First Union Bank of
                    Connecticut, formerly First Fidelity Bank (incorporated by reference to Exhibit
                    10(ee) to the Company's Form 10-KSB for the year ended April 27, 1997).

10(ff)              Amendment No. 3 to Fourth Amended and Restated Loan and Security Agreement dated            --
                    as of April 25, 1997 among the Company, NTC and First Union Bank of Connecticut
                    (incorporated by reference to Exhibit 10(ff) to the Company's Form 10-KSB for the
                    year ended April 27, 1997).

10(gg)              Restricted Stock Agreement between the Company and Joseph A. Vincent                        --
                    (incorporated by reference to Exhibit 10(gg) to the Company's Form 10-KSB for the
                    year ended April 27, 1997).

10(hh)              Stockholders Agreement between the Company and the Charles F. Manning, Jr., M.D.,           --
                    Group dated as of September 30, 1997 (incorporated by reference to Exhibit 10(hh)
                    of the Company's Form 10-QSB for the quarter ended November 2, 1997).

10(ii)              Amendment dated as of November 24, 1997 to Employment Agreement dated as of June            --
                    1, 1988 between the Company and William J. Lacourciere (incorporated by reference to Exhibit 10(ii) of the Company's Form 10-Q for the quarter ended February 1,
                    1998).

10(jj)              Amendment No. 4 to Fourth Amended and Restated Loan and Security Agreement dated            --
                    as of January 1, 1998 among the Company, NTC and First Union Bank of Connecticut
                    (incorporated by reference to Exhibit 10(jj) of the Company's Form 10-K for the
                    year ended May 3, 1998).

10(kk)              1997 Long Term Incentive Plan (incorporated by reference to Exhibit A of the                --
                    Company's Proxy Statement for the Annual Meeting held October 14, 1997).

10(ll)              Form of Promissory Note under the Novametrix Medical Systems Inc. Director and              --
                    Senior Officer Stock Retention Program (incorporated by reference to Exhibit
                    10(ll) of the Company's Form 10-Q/A for the quarter ended January 2, 1999).

10(mm)              Stock Purchase Agreement dated as of June 30, 1999 by and among the Company,                --
                    Children's Medical Ventures, Inc. ("ChMV") and the Stockholders of ChMV
                    (incorporated by reference to Exhibit 10(mm) of the Company's Current Report of
                    Form 8-K dated July 15, 1999).

                                                                                                              Page
10(nn)              1998 Loan Agreement dated as of August 1, 1998 among the Company, NTC and First             --
                    Union National Bank (incorporated by reference to Exhibit 10(nn) of the Company's
                    Form 10-K for the year ended May 2, 1999).

10(oo)              Amended and Restated 1998 Loan Agreement dated as of October 9, 1998  among the             --
                    Company, NTC and First Union National Bank (incorporated by reference to Exhibit
                    10(oo) of the Company's Form 10-K for the year ended May 2, 1999).

10(pp)              Second Amended and Restated 1998 Loan Agreement dated as of December 11, 1998               --
                    among the Company, NTC and First Union National Bank (incorporated by reference to Exhibit 10(pp) of the Company's Form 10-K for the year ended May 2, 1999).
10(qq)              1999 Amended and Restated Loan Agreement dated as of June 30, 1999 among the                --
                    Company, NTC, ChMV and First Union National Bank (incorporated by reference to
                    Exhibit 10(qq) of the Company's Form 10-K for the year ended May 2, 1999).

10(rr)              Loan Agreement dated as of June 30, 1999 among the Company, NTC, ChMV and Webster           --
                    Bank (incorporated by reference to Exhibit 10(rr) of the Company's Form 10-K for the year ended May 2, 1999).

10(ss)              Rights Agreement dated as of December 29, 1999 between the Company and                      --
                    ChaseMellon Shareholder Services, L.L.C., as Rights Agent, which includes the form of Certificate of Designation setting forth the terms of the Series A
                    Preferred Stock, $1.00 par value, as Exhibit A, the form of Right Certificate as
                    Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C
                    (incorporated by reference to Exhibit 10(ss) of the Company's Current Report of
                    Form 8-K dated January 13, 2000).

10(tt)              Amendment No. 1 to 1999 Amended and Restated Loan Agreement dated as of April 28,           --
                    2000 among the Company, NTC, ChMV and First Union National Bank (incorporated by reference to Exhibit 10(tt) of the Company's Form 10-K for the year ended April 30,
                    2000).

10(uu)              Amendment No. 1 to Loan Agreement dated as of April 28, 2000 among the Company,             --
                    NTC, ChMV and Webster Bank (incorporated by reference to Exhibit 10(uu) of the
                    Company's Form 10-K for the year ended April 30, 2000).

10(vv)              Unit Purchase and Master Agreement dated as of March 16, 2000 by and between the            --
                    Company and GE Marquette Medical Systems, Inc. (incorporated by reference to
                    Exhibit 10(vv} of the Company's Form 10-K for the year ended April 30, 2000).

10(ww)              Employment Agreement dated as of May 22, 2000 by and between the Company and                --
                    Thomas Patton (incorporated by reference to Exhibit 10(ww) of the Company's
                    Form 10-K for the year ended April 30, 2000).

10(xx)              Stock Option Agreement dated as of May 22, 2000 by and between the Company and              --
                    Thomas Patton (incorporated by reference to Exhibit 10(xx) of the Company's Form
                    10-K for the year ended April 30, 2000).

10(yy)              Employment Agreement dated as of September 30, 2000 by and between the Company              E-8
                    and Joseph A. Vicent

                                                                                                              Page
10(zz)              Employment Agreement dated as of September 30, 2000 by and between the Company             E-23
                    and Philip F. Nuzzo

10(aaa)             Second Amendment to 1999 Amended and Restated Loan Agreement dated as of March             E-38
                    30, 2001 among the Company, NTC, ChMV and First Union National Bank.

10(bbb)             Third Amendment to 1999 Amended and Restated Loan Agreement dated as of March 30,          E-44
                    2001 among the Company, NTC, ChMV and First Union National Bank.

21                  Subsidiaries of the Company.                                                               E-50

23.1                Consent of Ernst & Young LLP, Independent Auditors.                                        E-51

24                  Power of Attorney (See "Power of Attorney" in Form 10-K).                                   --