Form 10-Q
period 2001-07-29
NOVAMETRIX MEDICAL SYSTEMS INC
filed 2001-08-29
CIK 310450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 29, 2001


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

Common Stock, $0.01 par value: 8,763,566 shares issued and outstanding as of August 24, 2001

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         Condensed Consolidated Statements of Income -
           Quarters ended July 29, 2001 and July 30, 2000                    3

          Condensed Consolidated Balance Sheets  -
           July 29, 2001 and April 29, 2001                                  4

         Condensed Consolidated Statements of Cash Flows -
           Quarters ended July 29, 2001 and July 30, 2000                    6

         Notes to Condensed Consolidated Financial Statements -              7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                        9

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    12


SIGNATURES                                                                   13

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                             QUARTER ENDED       QUARTER ENDED
                                             JULY 29, 2001       JULY 30, 2000
                                              -----------         -----------
Net sales                                     $13,266,671         $12,605,339

Costs and expenses:
  Cost of products sold                         6,302,777           5,307,056
  Research and product development              1,138,053           1,109,273
  Selling, general and administrative           4,177,335           4,253,347
  Interest expense                                150,679             221,122
  Goodwill amortization                            77,578
  Other expense                                    51,119              27,875
                                              -----------         -----------
                                               11,819,963          10,996,251
                                              -----------         -----------
Income before income taxes                      1,446,708           1,609,088

Income taxes                                      513,600             571,000
                                              -----------         -----------

Net income                                    $   933,108         $ 1,038,088
                                              ===========         ===========

Per common share amounts:

        Basic                                 $      0.11         $      0.12
        Diluted                               $      0.10         $      0.12

See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

  ASSETS                                         JULY 29, 2001   APRIL 29, 2001
                                                  -----------     -----------
  CURRENT ASSETS

  Cash and cash equivalents                       $   137,705     $   156,065
  Accounts receivable, less allowance for
      losses of $300,000                           16,236,528      17,215,256

  Current portion of notes receivable                 680,184         565,421

  Inventories:
      Finished products                             4,174,960       4,412,049
      Work in process                               1,715,564       1,896,426
      Materials                                     4,293,720       4,357,400
                                                  -----------     -----------
                                                   10,184,244      10,665,875

  Deferred income taxes                             2,279,375       2,485,775
  Prepaid expenses                                    840,651         764,625
                                                  -----------     -----------
  TOTAL CURRENT ASSETS                             30,358,687      31,853,017

Notes receivable, less current portion              1,046,560       1,160,711

Equipment, less accumulated depreciation of
  $8,918,416 and $8,630,057, respectively           3,254,432       3,423,423

License, technology, patents and other costs
  less accumulated amortization of $5,397,586
  and $5,192,694, respectively                      5,019,609       5,122,462

Goodwill                                            7,138,519       7,138,519

Deferred income taxes                                 536,628         633,828
                                                  -----------     -----------
                                                  $47,354,435     $49,331,960
                                                  ===========     ===========

See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                   (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY                      JULY 29, 2001    APRIL 29, 2001
                                                          ------------      ------------
CURRENT LIABILITIES

  Current portion of long-term debt and
     capital lease obligation                             $  5,860,000      $  7,205,600
  Accounts payable                                           2,098,267         1,916,323
  Other accrued expenses                                     3,521,625         4,827,349
  Accrued product warranty expense                             945,375           948,995
                                                          ------------      ------------
   TOTAL CURRENT LIABILITIES                                12,425,267        14,898,267

Long-term debt and capital lease obligation, less
    current portion                                          2,690,000         3,320,000

SHAREHOLDERS' EQUITY

  Common Stock, $.01 par value, authorized
        20,000,000 shares, issued 9,559,921 shares at
        July 29, 2001 and 9,514,052 shares at
        April 29, 2001, including treasury shares               95,599            95,141

  Additional paid-in capital                                35,417,807        35,225,898

  Retained earnings (deficit)                                  532,823          (400,285)

  Treasury stock, at cost - 799,355 shares                  (3,807,061)       (3,807,061)
                                                          ------------      ------------
                                                            32,239,168        31,113,693
                                                          ------------      ------------
                                                          $ 47,354,435      $ 49,331,960
                                                          ============      ============

See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            QUARTER ENDED       QUARTER ENDED
                                                            JULY 29, 2001       JULY 30, 2000
                                                             -----------         -----------
OPERATING ACTIVITIES
 Net income                                                  $   933,108         $ 1,038,088
 Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
    Depreciation                                                 290,689             271,801
    Amorization                                                  204,892             262,947
    Deferred income taxes                                        303,600             471,000
     Changes in operating assets and liabilities:

          Accounts and notes receivable                          978,116          (2,444,787)
          Inventories                                            481,631          (1,372,800)
          Prepaid expenses                                       (76,026)           (121,055)
          Accounts payable                                       181,944           1,059,817
          Accrued expenses                                    (1,309,344)           (190,754)
 NET CASH PROVIDED (USED) BY                                  -----------         -----------
   OPERATING ACTIVITIES                                        1,988,610          (1,025,743)

INVESTING ACTIVITIES
 Purchases of equipment                                         (121,698)           (315,094)
 Purchases of licenses, technology, patents and other           (102,039)           (226,472)
                                                             -----------         -----------
NET CASH USED BY INVESTING ACTIVITIES                           (223,737)           (541,566)

FINANCING ACTIVITIES
 Revolving line of credit, net                                (1,335,000)          2,115,000
 Principal payments on borrowings                               (640,600)           (636,481)
 Net proceeds from Common Stock issued under
  stock purchase plan and stock option exercises                 192,367              83,445
 NET CASH (USED) PROVIDED  BY                                 -----------         -----------
    FINANCING ACTIVITIES                                      (1,783,233)          1,561,964
CHANGE IN CASH AND                                            -----------         -----------
   CASH EQUIVALENTS                                              (18,360)             (5,345)

Cash and cash equivalents at beginning of period                 156,065             283,262
                                                             -----------         -----------
Cash and cash equivalents at end of period                   $   137,705         $   277,917
                                                             ===========         ===========

See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 29, 2001

NOTE 1 -- BASIS OF PRESENTATION: The accompanying unaudited condensed consolidated financial statements of Novametrix Medical Systems Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 29, 2001.

NOTE 2 - RESTRUCTURING AND OTHER CHARGES: During the fourth quarter of fiscal 2001, approximately $4.25 million was charged against earnings as a result of certain strategic and operating changes initiated by the Company's management and the write-off of an uncollectible account receivable. The restructuring and other charges consisted primarily of a write-down of inventory of $2.3 million, $700,000 of severance costs, $500,000 to settle certain existing litigation, $300,000 for the closing costs associated with the Company's Redmond, Washington facility and $280,000 for an uncollectible account receivable. Approximately $1.2 million of these charges remained in accrued liabilities as of April 29, 2001. During the first quarter of fiscal 2002, the Company paid approximately $240,000 of accrued severance costs and terminated an additional 15 employees. Also, approximately $165,000 of litigation related expenses and $15,000 of miscellaneous other costs have been paid. The remaining liability is approximately $787,000 as of July 29, 2001.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENT: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). Under this Statement, goodwill will no longer be required to be amortized but will be subject to annual impairment tests in accordance with the new rules. The Company adopted the Statement in the first quarter of fiscal 2002, and as such, discontinued the amortization of its goodwill. Had the Company applied the non-amortization provisions of the Statement at the beginning of the first quarter of fiscal 2001, net income for that period would have been $50,000 higher than reported. There was no impairment of goodwill at July 29, 2001.

The Company also adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) and its related amendments. This Statement requires companies to recognize all derivative financial instruments in their financial statements at fair value regardless of the purpose or intent for holding the instrument. The adoption of FAS 133 had a nominal effect on the Company's financial statements.

NOTE 4 -- PER SHARE AMOUNTS: The calculation of basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The calculation of diluted earnings per share excludes anti-dilutive options and warrants whose exercise price exceeds the average market price.

     The following table sets forth the denominators used in the calculation of basic and diluted earnings per share:

                                                          Quarters Ended

                                                   July 29, 2001  July 30, 2000
                                                     ---------      ---------
Denominator for basic earnings per share:

  Weighted average shares outstanding                8,728,283      8,659,333


  Effect of dilutive stock options and warrants        202,250        272,331
                                                     ---------      ---------
  Denominator for diluted earnings per share         8,930,533      8,931,664
                                                     =========      =========

                         NOVAMETRIX MEDICAL SYSTEMS INC.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the first quarter of fiscal 2002 increased to $13.3 million compared to net sales of $12.6 million recorded in the first quarter of fiscal 2001. First quarter net sales increased by at least 20% in the current year compared to the prior year in each of the following sales divisions:
International, Original Equipment Manufacturers ("OEM") and Children's Medical Ventures ("ChMV"). Sales to domestic hospitals of the Company's pulse oximetry conversion programs were lower than the first quarter of the prior year, reflecting the previously announced decision to reduce the Company's reliance on that revenue stream. Domestic sales of cardiopulmonary products grew by approximately 45% when comparing the first quarter of fiscal 2002 to the first quarter of fiscal 2001, reflecting the shift in focus towards cardiopulmonary products and markets.

     Cost of products sold as a percentage of net sales was 47.5% in the first quarter of fiscal 2002 compared to 42.1% in the first quarter of the prior year. The majority of the increase was related to product and market mix, as product sales to the Company's lower margin international and OEM markets increased as a percentage of overall sales, while domestic sales declined. In fiscal 2002, cost of products sold as a percentage of net sales is expected to be assisted by manufacturing efficiencies generated by the "lean enterprise" program begun in the fourth quarter of fiscal 2001, and from a more favorable higher domestic mix as the year progresses.

     Research and product development ("R&D") spending was approximately $1.1 million for both the first quarter of fiscal 2002 and the first quarter of fiscal 2001. Spending levels were relatively consistent from year to year as the Company gained efficiencies by centralizing most of its R&D processes and administration in one location, eliminating the Redmond, Washington facility in June 2001. Management expects higher levels of investment in R&D programs for the remainder of fiscal 2002 and that overall R&D spending will approximate 9.0% of sales for the year compared to 8.2% in fiscal 2001. ChMV, which requires a substantially lower level of R&D expense, tends to reduce the overall percentage of sales spent on R&D. Excluding ChMV revenue and their portion of R&D expense for the first quarter of fiscal 2002, R&D spending approximated 10.4% of net sales.

     Selling, general and administrative ("S,G&A") expenses decreased to approximately $4.2 million for the first quarter of the current year compared to approximately $4.3 million in the first quarter of fiscal 2001. Reductions in expenses of the domestic sales force as a result of reduced staffing levels were partially offset by increases in international selling expenses on higher volume, and increased sales support spending by ChMV as a result of higher volumes and an expanded sales organization. Marketing expenses were down slightly as a result of lower spending for outside services and reduced travel expenses. G&A expenses increased slightly as a result of increased public relations costs, legal and accounting fees, salaries and related benefits and travel expenses.

      Interest expense decreased by approximately $70,000 or 32% to $151,000 for the first quarter of fiscal 2002 compared to $221,000 recorded in the first quarter of fiscal 2001. The decrease in interest expense resulted from lower debt levels and lower interest rates in the first quarter of fiscal 2002 compared to the corresponding period of the prior fiscal year. The Company's debt level decreased to $8.6 million at July 29, 2001 compared to $11.7 million at July 30, 2000. The lower interest rates resulted from favorable changes in the London Interbank Offered Rate ("LIBOR"), and a further rate decrease effective during the second quarter of fiscal 2001 associated with an improvement in the ratio of senior funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization), as defined in the Company's principal bank agreement.

     Goodwill amortization decreased by approximately $78,000 as a result of the Company's adoption during the first quarter of fiscal 2002 of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which eliminates the requirement to amortize goodwill. The statement requires the Company to annually test for impairment.

     Income tax expense for the first quarter of both fiscal 2002 and fiscal 2001 reflected an estimated effective tax rate of 35.5%. The effective tax rate reflects benefits derived from R&D tax credits and the Company's Foreign Sales Corporation. Management believes that current levels of pre-tax earnings will be sufficient to generate the future taxable income required to utilize the deferred income tax benefit at July 29, 2001. As a result of the utilization of the Company's net operating loss carryforwards and an expected reduction in deferred tax assets, income taxes payable are expected to approximate $850,000 for fiscal 2002.

     Net income for the first quarter of 2002 was $933,000 or $0.10 per diluted share compared to $1,038,000 or $0.12 per diluted share in the first quarter of the prior year primarily as a result of reduced gross profit as a percentage of net sales caused largely by product and market mix, driven by the reduction in domestic sales during this period. Net income for the first quarter of the prior fiscal year would have been $1,088,000 or $0.12 per diluted share had the Company adopted FAS 142 at the start of that period, eliminating the amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $17.9 million at July 29, 2001 compared to $17.0 million at April 29, 2001 with current ratios of 2.4 to 1 and 2.1 to 1, respectively. The increase in working capital was primarily attributable to generating net cash from operations of $2.0 millions offset by the repayment of the revolving credit line facility of $1.3 million.

     Cash provided by operating activities was approximately $2.0 million for the first quarter of fiscal 2002, compared to cash used of approximately $1.0 million for the first quarter of the prior fiscal year. The $3.0 million increase in cash from operations was primarily led by improvements in accounts receivable collections and inventories management. This was partially offset by a decrease in accrued expense in the first quarter of fiscal 2002 primarily due to payments on accrued restructuring costs, payroll and commissions. The Company believes that operating improvements will further contribute to increased cash from operations during the remainder of fiscal 2002.

     The Company has a $10 million revolving credit agreement with approximately $3.3 million of borrowings outstanding as of July 29, 2001. The revolving credit agreement expires August 31, 2002.

     Cash provided by operations is expected to be the principle source of capital and sufficient to fund the Company's growth plans in fiscal 2002. In addition, the Company has $6.7 million available under its revolving credit facility as of July 29, 2001 and another $3.3 million of additional proceeds that may potentially be realized from the exercise of the Company's Class B Warrants. The Warrants are callable under specified conditions, exercisable at $5.85 per share and, as amended, expire on December 8, 2001. Management further believes that additional funds are obtainable on commercially acceptable terms.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements about the Company's business, products and projected operating results. Shareholders and potential investors are cautioned that such statements are predictions and that actual events or results may vary significantly. The Company's ability to achieve its projected results is dependent upon a variety of factors, many of which are outside of management's control. Such factors would include without limitation: an unanticipated slowdown in the healthcare industry; unanticipated technological developments affecting the competitiveness of the Company's products; or an unanticipated delay or loss of business. The Company does not intend to update publicly any of the forward-looking statements contained herein.

                           PART II- OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits: Not applicable.

      (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended July 29, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NOVAMETRIX MEDICAL SYSTEMS INC.


       Dated:  August 29, 2001                    s/William J. Lacourciere
                                                  William J. Lacourciere
                                                  Chairman of the Board
                                                  and Chief Executive Officer


       Dated:  August 29, 2001                    s/Joseph A. Vincent
                                                  Joseph A. Vincent, CMA
                                                  Executive Vice President
                                                  and Chief Financial Officer