Form 10-Q
period 2001-10-28
NOVAMETRIX MEDICAL SYSTEMS INC
filed 2001-11-28
CIK 310450

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2001


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

Common Stock, $0.01 par value: 8,772,566 shares issued and outstanding as of November 23, 2001

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                                      INDEX

                                                                                PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         Condensed Consolidated Statements of Income -
           Quarters ended October 28, 2001 and  October 29, 2000                 3
           Six months ended October 28, 2001 and October 29, 2000                4

         Condensed Consolidated Balance Sheets -
           October 28, 2001 and April 29, 2001                                   5

         Condensed Consolidated Statements of Cash Flows -
           Six months ended October 28, 2001 and October 29, 2000                7

         Notes to Condensed Consolidated Financial Statements -
           October 28, 2001                                                      8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                    10

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       13


SIGNATURES                                                                      14

                         PART I - FINANCIAL INFORMATION

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                QUARTER ENDED          QUARTER ENDED
                                              OCTOBER 28, 2001        OCTOBER 29, 2000
                                                 -----------            -----------
Net sales                                        $11,522,340            $13,521,516

Costs and expenses:
  Cost of products sold                            4,967,464              6,482,539
  Research and product development                 1,148,119              1,047,504
  Selling, general and administrative              4,073,130              4,673,738
  Interest expense                                    91,448                251,307
  Goodwill amortization                                                      77,577
  Other expense                                       18,604                 35,743
                                                 -----------            -----------
                                                  10,298,765             12,568,408
                                                 -----------            -----------
Income before income taxes                         1,223,575                953,108

Income taxes                                         434,400                338,000
                                                 -----------            -----------

Net income                                       $   789,175            $   615,108
                                                 ===========            ===========

Per common share amounts:

        Basic                                    $      0.09            $      0.07
        Diluted                                  $      0.09            $      0.07



See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                              SIX MONTHS ENDED        SIX MONTHS ENDED
                                              OCTOBER 28, 2001        OCTOBER 29, 2000
                                                 -----------            -----------
Net sales                                        $24,789,011            $26,126,855

Costs and expenses:
  Cost of products sold                           11,270,241             11,789,595
  Research and product development                 2,286,172              2,156,777
  Selling, general and administrative              8,250,465              8,927,085
  Interest expense                                   242,127                472,429
  Goodwill amortization                                                     155,155
  Other expense                                       69,723                 63,618
                                                 -----------            -----------
                                                  22,118,728             23,564,659
                                                 -----------            -----------
Income before income taxes                         2,670,283              2,562,196

Income taxes                                         948,000                909,000
                                                 -----------            -----------

Net income                                       $ 1,722,283            $ 1,653,196
                                                 ===========            ===========

Per common share amounts:

         Basic                                   $      0.20            $      0.19
         Diluted                                 $      0.19            $      0.19



See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



  ASSETS                                             OCTOBER 28, 2001         APRIL 29, 2001
  ------                                                -----------            -----------
  CURRENT ASSETS

  Cash and cash equivalents                             $   205,426            $   156,065
  Accounts receivable, less allowance for
      losses of $300,000                                 14,528,536             17,215,256

  Current portion of notes receivable                       578,283                565,421

  Inventories:
      Finished products                                   4,391,584              4,412,049
      Work in process                                     3,072,168              1,896,426
      Materials                                           2,486,199              4,357,400
                                                        -----------            -----------
                                                          9,949,951             10,665,875

  Deferred income taxes                                   2,103,875              2,485,775
  Prepaid expenses                                          737,085                764,625
                                                        -----------            -----------
  TOTAL CURRENT ASSETS                                   28,103,156             31,853,017

Notes receivable, less current portion                    1,081,563              1,160,711

Equipment, less accumulated depreciation of
  $9,213,945 and $8,630,057, respectively                 3,158,840              3,423,423

License, technology, patents and other costs
  less accumulated amortization of
  $5,626,650 and $5,192,694, respectively                 5,008,788              5,122,462

Goodwill                                                  7,138,519              7,138,519

Deferred income taxes                                       456,228                633,828
                                                        -----------            -----------
                                                        $44,947,094            $49,331,960
                                                        ===========            ===========



See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                   (CONTINUED)

LIABILITIES AND SHAREHOLDERS' EQUITY                       OCTOBER 28, 2001          APRIL 29, 2001
------------------------------------                         ------------             ------------
CURRENT LIABILITIES
 Current portion of long-term debt                             3,953,000                7,205,600
 Accounts payable                                              1,608,521                1,916,323
 Other accrued expenses                                        3,388,501                4,827,349
 Accrued product warranty expense                                848,355                  948,995
                                                             ------------             ------------
   TOTAL CURRENT LIABILITIES                                   9,798,377               14,898,267

Long-term debt, less current portion                           2,060,000                3,320,000

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value, authorized
   20,000,000 shares, issued 9,571,921 at
   October 28, 2001 and 9,514,052 shares at
   April 29, 2001, including treasury shares                       95,719                   95,141

 Additional paid-in capital                                    35,478,061               35,225,898

 Retained earnings (deficit)                                    1,321,998                 (400,285)

 Treasury stock, at cost - 799,355 shares                      (3,807,061)              (3,807,061)
                                                             ------------             ------------
                                                               33,088,717               31,113,693
                                                             ------------             ------------
                                                             $ 44,947,094             $ 49,331,960
                                                             ============             ============



See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              SIX MONTHS ENDED        SIX MONTHS ENDED
                                                              OCTOBER 28, 2001        OCTOBER 29, 2000
                                                                 -----------             -----------
OPERATING ACTIVITIES
 Net income                                                      $ 1,722,283             $ 1,653,196
 Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
    Depreciation                                                     586,218                 553,956
    Amortization                                                     433,956                 555,129
    Deferred income taxes                                            559,500                 709,000
    Changes in operating assets and liabilities:
          Accounts and notes receivable                            2,753,006              (3,769,534)
          Inventories                                                715,924              (2,643,468)
          Prepaid expenses                                            27,540                (398,582)
          Accounts payable                                          (307,802)              1,667,872
          Accrued expenses                                        (1,539,488)                 94,279
                                                                 -----------             -----------
NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                            4,951,137              (1,578,152)

INVESTING ACTIVITIES
 Purchases of equipment                                             (321,635)               (788,615)
 Purchases of licenses, technology, patents and other               (320,282)               (444,977)
                                                                 -----------             -----------
NET CASH USED BY INVESTING ACTIVITIES                               (641,917)             (1,233,592)

FINANCING ACTIVITIES
 Revolving line of credit, net (repayments) borrowings            (3,242,000)              4,007,000
 Principal payments on other borrowings                           (1,270,600)             (1,279,715)
 Proceeds from Common Stock issued under stock
   purchase plan and stock option exercises                          252,741                 106,317
NET CASH  (USED) PROVIDED  BY                                    -----------             -----------
   FINANCING ACTIVITIES                                           (4,259,859)              2,833,602
                                                                 -----------             -----------
CHANGE IN CASH AND
   CASH EQUIVALENTS                                                   49,361                  21,858

Cash and cash equivalents at beginning of period                     156,065                 283,262
                                                                 -----------             -----------
Cash and cash equivalents at end of period                       $   205,426             $   305,120
                                                                 ===========             ===========



See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                OCTOBER 28, 2001

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

NOTE 2 - RESTRUCTURING AND OTHER CHARGES: During the fourth quarter of fiscal 2001, approximately $4.25 million was charged against earnings as a result of certain strategic and operating changes initiated by the Company's management and the write-off of an uncollectible account receivable. The restructuring and other charges consisted primarily of a write-down of inventory of $2.3 million, $700,000 of severance costs, $500,000 to settle certain existing litigation, $300,000 for the closing costs associated with the Company's Redmond, Washington facility and $280,000 for an uncollectible account receivable. Approximately $1.2 million remained in accrued liabilities as of April 29, 2001. During the first six months of fiscal 2002, the Company paid approximately $345,000 of accrued severance costs and terminated an additional 15 employees. Also, approximately $178,000 of litigation related expenses and $109,000 of miscellaneous other costs have been utilized. The remaining accrued liability is approximately $577,000 as of October 28, 2001.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). Under this statement, goodwill is no longer required to be amortized but is subject to annual impairment tests. The Company adopted FAS 142 in the first quarter of fiscal 2002, and as such, discontinued the amortization of its goodwill. Had the Company applied the non-amortization provisions of FAS 142 at the beginning of the first quarter of fiscal 2001, net income for the six months ended October 29, 2000 would have been $100,000 higher than reported. There has been no impairment of goodwill through October 28, 2001.

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

NOTE 4 -- PER SHARE AMOUNTS: The calculation of basic earnings per share excludes any dilutive effects of options and warrants. The calculation of diluted earnings per share excludes anti-dilutive options and warrants. Options and warrants are anti-dilutive when their exercise price exceeds the average market price for the applicable period.

     The following table sets forth the denominators used in the calculation of basic and diluted earnings per share:

                                                          OCTOBER 28, 2001                 OCTOBER 29, 2000
                                                     --------------------------        --------------------------

                                                      Quarter        Six Months         Quarter        Six Months
                                                       Ended            Ended            Ended            Ended
                                                     ---------        ---------        ---------        ---------
Denominator for basic earnings per share:

Weighted average shares outstanding                  8,746,441        8,764,599        8,680,416        8,669,875

Effect of dilutive stock options and warrants          298,511          108,605          199,355          237,765
                                                     ---------        ---------        ---------        ---------
Denominator for diluted earnings per share           9,044,952        8,873,204        8,879,771        8,907,640
                                                     =========        =========        =========        =========

                         NOVAMETRIX MEDICAL SYSTEMS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Results for the second quarter of fiscal 2002 reflect the impact of the domestic sales reorganization and other restructuring changes made at the end of fiscal 2001. As such, the Company realized a 28% increase in net income compared to the second quarter of the prior year. The refocused attention on our cardiopulmonary products by the domestic sales group resulted in a 59% increase in net sales of these products compared to the prior year as that portion of our business continues to ramp up from 2001 levels. Pulse oximetry (conversions) product sales decreased by approximately $1.0 million for the second quarter as a result of our refocus on the cardiopulmonary products.
While this resulted in planned lower domestic revenues for the second quarter of the current year, operating expenses also decreased by approximately $500,000, primarily as the result of the Company's restructuring initiatives, while interest expense decreased by approximately $160,000 compared to the second quarter of fiscal 2001. The elimination of goodwill amortization in fiscal 2002 also contributed approximately $50,000 to the increase in net income.

     Net sales for the second quarter of fiscal 2002 decreased by 15% compared to the second quarter of fiscal 2001. Net sales decreased by 5% for the corresponding six-month periods. Domestic sales were below prior year as planned. International sales were also lower specifically due to two orders from the middle east that were delayed beyond the second quarter. Sales of Children's Medical Ventures ("ChMV") products and Original Equipment Manufacturer ("OEM") sales each increased for the second quarter comparisons and both reflected a 20% increase compared to sales reported for the first six months of fiscal 2001. The Company expects international sales to rebound during the remainder of fiscal 2002 and domestic sales to meet or exceed the Company's fiscal 2002 operating plans.

     Cost of products sold as a percentage of net sales was 43% for the second quarter of fiscal 2002 compared to 48% for the second quarter of fiscal 2001. Improved domestic margins from product mix and lower than anticipated international product sales, which provide lower overall margins, were the primary contributors to the improvement in cost of sales for this period. Cost of products sold as a percentage of net sales was 45% for the first six months of both fiscal years. The Company is pursuing purchasing and design alternatives, as well as other product cost reduction opportunities to lower cost of products sold and enhance its gross profit as a percentage of sales.

     Research and product development ("R&D") spending increased by approximately $100,000 or 10% to approximately $1,148,000 for the second quarter of fiscal 2002 compared to the second quarter of the prior year. R&D spending increased by approximately $129,000 or 6% to $2,286,000 for the first six months of fiscal 2002 compared to the first six months of the prior fiscal year. The increase in R&D expense for both periods was primarily attributable to increased salaries and related benefits, outside professional services and investing in clinical research. Partially offsetting these increases were decreases in facilities costs related to the closing of the Company's Redmond, Washington office in June 2001.

     Selling, general and administrative ("S,G&A") expenses decreased by approximately $601,000 or 13% for the second quarter of the current fiscal year compared to the second quarter of the prior year. Overall selling expenses, marketing expenses and general & administrative ("G&A") expenses were all below prior year levels as the Company improved its operating efficiencies. Reductions in expenses related to the domestic sales force, including salaries, commissions and related fringe benefits, outside consultants, and travel and entertainment expenses, accounted for the majority of the overall reduction in S,G&A expenses. Reductions in marketing related expenses, including salaries and related fringe benefits, professional services and travel and entertainment, and reductions in G&A expenses primarily related to legal, accounting and other professional services, were responsible for the balance of the decrease in S,G&A expenses. For the six months ended October 28, 2001, S,G&A expenses decreased by approximately $677,000 or 8% compared to the first six months of the prior year. Spending reductions were driven by decreases in domestic sales expenses and marketing expenses for the same reasons noted above.


     Interest expense decreased by approximately $160,000 or 64% and $230,000 or 49%, respectively, for the quarter and six months ended October 28, 2001 compared to the corresponding periods of the prior year. The reduction in interest expense is related to lower levels of outstanding debt and reduced borrowing costs. The Company reduced its debt by $4.5 million during the first six months of fiscal 2002 primarily from operating results, including improvements in accounts receivable and inventory management.

     Goodwill amortization decreased by approximately $78,000 and $155,000, respectively, for the quarter and six months ended October 28, 2001 as compared to the corresponding periods of the prior fiscal year. During the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which eliminates the requirement to amortize goodwill.

      Income tax expense for both the second quarter and the first six months of fiscal 2002 and fiscal 2001 reflects an estimated effective tax rate of 35.5%. The effective tax rate includes benefits from R&D tax credits and the Company's Foreign Sales Corporation.

     Net income for the second quarter of fiscal 2002 increased by 28% to approximately $789,000 or $0.09 per diluted share compared to approximately $615,000 or $0.07 per diluted share for the second quarter of fiscal 2001. Net income for the first six months of fiscal 2002 increased by 4% to approximately $1,722,000 or $0.19 per diluted share compared to net income of approximately $1,653,000 or $0.19 per diluted share for the first six months of the prior fiscal year. Net income for the quarter and six months ended October 29, 2000 would have been approximately $665,000 or $0.07 per diluted share and $1,753,000 or $0.20 per diluted share, respectively, had the Company adopted FAS 142 at the start of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $18.3 million at October 28, 2001 compared to $17.0 million at April 29, 2001 with current ratios of 2.9 to 1 and
2.1 to 1, respectively. The increase in working capital was primarily attributable to cash generated from operations of $5.0 million offset by the repayment of $3.2 million of borrowings uinder the Company's revolving credit line facility.

     Cash provided by operating activities of approximately $5.0 million for the six months ended October 28, 2001 compared favorably to cash used of approximately $1.6 million for the first six months of the prior fiscal year. The improvement in cash from operations of approximately $6.6 million is primarily related to decreases in inventories and accounts receivable, partially offset by decreases in accounts payable and accrued expenses. The Company believes that continued operating improvements will enhance cash from operations during the remainder of fiscal 2002.

      Cash provided by operations is expected to be the Company's principal source of capital and sufficient to fund its requirements for the remainder of fiscal 2002. The Company has a $10 million revolving credit agreement with approximately $8.6 million of available borrowings as of October 28, 2001. In addition, approximately $3.3 million of additional proceeds may potentially be realized from the exercise of the Company's Class B Warrants. The Warrants are callable under specified conditions, exercisable at $5.85 per share and, as amended, expire on March 8, 2002. The Company does not intend to extend the expiration date of its Class B Warrants beyond March 8, 2002. Management also believes that additional funds, if needed, are obtainable on commercially acceptable terms.

FORWARD LOOKING INFORMATION

     This Quarterly Report on Form 10-Q contains forward looking statements about the Company's projected operating results. The Company's ability to achieve its projected results is dependent upon a variety of factors, many of which are outside of management's control, including without limitation, global economic changes, an unanticipated slowdown in the healthcare industry, unanticipated technological developments which affect the competitiveness of the Company's products, or an unanticipated delay or loss of business. The Company does not intend to update publicly any of the forward looking statements contained herein.

                           PART II- OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held on October 11, 2001 at the Ramada Plaza Hotel in Meriden, Connecticut.

(b)      Not applicable because:

         (i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934,

         (ii) There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement dated September 5, 2001,

         (iii)    Such nominees were elected.

(c)      Matters voted upon at the Meeting were as follows:

                                                                                     Votes             Votes           Withheld/
                                                                                      For             Against           Abstain
                                                                                      ---             -------           -------
         (i)      Election of two Class C directors of the Company for the next three years

                   Thomas M. Haythe                                                8,227,035                            113,175
                   William J. Lacourciere                                          7,734,574                            605,636


         (ii)     Ratification of the Board of Directors selection of Ernst &
                  Young LLP to serve as the Company's independent auditors for
                  the fiscal year ended April 28, 2002                             8,315,531           21,261             3,418

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits: There are no exhibits required to be filed as part of the Quarterly Report on Form 10-Q.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended October 28, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NOVAMETRIX MEDICAL SYSTEMS INC.


       Dated:  November 28, 2001             s/William J. Lacourciere
               -----------------             ---------------------------
                                               William J. Lacourciere
                                               Chairman of the Board and
                                               Chief Executive Officer


       Dated:  November 28, 2001             s/Joseph A. Vincent
               -----------------             ------------------------------
                                               Joseph A. Vincent, CMA
                                               Executive Vice President and
                                               Chief Financial Officer