Form 10-Q
period 2002-01-27
NOVAMETRIX MEDICAL SYSTEMS INC
filed 2002-03-12
CIK 310450

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  January 27, 2002
                               -----------------

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to                      .
                               ---------------------------------------------

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

                                YES   X   NO
                                    -----   ----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value: 8,809,906 shares issued and outstanding as of February 28, 2002

                                 Page 1 of 50
                         Index to Exhibits at Page 15

                       NOVAMETRIX MEDICAL SYSTEMS INC.

                                    INDEX



                                                                                                        PAGE


PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

         Condensed Consolidated Statements of Income - Quarters ended January
           27, 2002 and January 28, 2001                                                                  3
           Nine months ended January 27, 2002 and January 28, 2001                                        4

         Condensed Consolidated Balance Sheets -
           January 27, 2002 and April 29, 2001                                                            5

         Condensed Consolidated Statements of Cash Flows - Nine months ended
           January 27, 2002 and January 28, 2001                                                          7

         Notes to Condensed Consolidated Financial Statements - January 27, 2002                          8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                                       10

PART II. OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                13


SIGNATURES                                                                                               14
----------

                         PART I - FINANCIAL INFORMATION

                        NOVAMETRIX MEDICAL SYSTEMS INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                 QUARTER  ENDED          QUARTER ENDED
                                                JANUARY 27, 2002        JANUARY 28, 2001
                                                ----------------        ----------------
Net sales                                        $   12,503,448           $  14,101,411

Costs and expenses:
  Cost of products sold                               5,774,258               6,401,002
  Research and product development                    1,131,091               1,102,540
  Selling, general and administrative                 3,974,287               5,030,862
  Interest expense                                       73,278                 274,495
  Goodwill amortization                                                          74,138
  Transaction costs                                   1,266,737
  Other expense                                           2,844                  39,321
                                                     ----------              ----------

                                                     12,222,495              12,922,358


                                                     ----------              ----------
Income before income taxes                              280,953               1,179,053

Income taxes                                             99,700                 419,000
                                                     ----------              ----------
Net income
                                                 $      181,253            $    760,053
                                                     ==========              ==========


Per common share amounts:

        Basic                                        $     0.02              $     0.09
        Diluted                                      $     0.02              $     0.09




See notes to condensed consolidated financial statements (unaudited).

                        NOVAMETRIX MEDICAL SYSTEMS INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                            NINE MONTHS ENDED    NINE MONTHS ENDED
                                            JANUARY 27, 2002     JANUARY 28, 2001
                                            ----------------     ----------------
Net sales                                   $    37,292,459      $    40,228,266

Costs and expenses:
  Cost of products sold                          17,044,499           18,190,597
  Research and product development                3,417,263            3,259,317
  Selling, general and administrative            12,224,752           13,957,947
  Interest expense                                  315,405              746,924
  Goodwill amortization                                                  229,294
  Transaction costs                               1,266,737
  Other expense                                      72,567              102,939
                                              -------------        -------------
                                                 34,341,223           36,487,018
                                              -------------        -------------
Income before income taxes                        2,951,236            3,741,248

Income taxes                                      1,047,700            1,328,000
                                              -------------        -------------

Net income                                   $    1,903,536        $   2,413,248
                                              =============        =============

Per common share amounts:

         Basic                                   $     0.22            $    0.28
         Diluted                                 $     0.21            $    0.27




See notes to condensed consolidated financial statements (unaudited).

                         NOVAMETRIX MEDICAL SYSTEMS INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


  ASSETS                                             JANUARY 27, 2002               APRIL 29, 2001
  ------                                             ----------------               --------------
  CURRENT ASSETS
    Cash and cash equivalents                        $     211,545                   $     156,065
    Accounts receivable, less allowance for
        losses of $300,000                              14,887,217                      17,215,256

    Current portion of notes receivable                    836,713                         565,421

    Inventories:
        Finished products                                4,092,029                       4,412,049
        Work in process                                  3,366,888                       1,896,426
        Materials                                        2,405,723                       4,357,400
                                                     -------------                   -------------
                                                         9,864,640                      10,665,875

    Deferred income taxes                                2,063,975                       2,485,775
    Prepaid expenses                                       551,138                         764,625
                                                     -------------                   -------------
    TOTAL CURRENT ASSETS                                28,415,228                      31,853,017

  Notes receivable, less current portion                   827,879                       1,160,711

  Equipment, less accumulated depreciation of
    $9,517,386 and $8,630,057, respectively              3,023,405                       3,423,423

  License, technology, patents and other costs
    less accumulated amortization of
    $5,853,070 and $5,192,694, respectively              4,965,499                       5,122,462

  Goodwill                                               7,138,519                       7,138,519
  Deferred income taxes                                    437,828                         633,828
                                                     -------------                   -------------

                                                     $  44,808,358                   $  49,331,960
                                                     =============                   =============



See notes to condensed consolidated financial statements (unaudited).

                        NOVAMETRIX MEDICAL SYSTEMS INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                  (CONTINUED)


LIABILITIES AND SHAREHOLDERS' EQUITY              JANUARY 27, 2002        APRIL 29, 2001
------------------------------------              ----------------        --------------
CURRENT LIABILITIES
 Current portion of long-term debt                   3,020,000              7,205,600
 Accounts payable                                    2,280,383              1,916,323
 Other accrued expenses                              3,754,364              4,827,349
 Accrued product warranty expense                      868,586                948,995

                                                    -----------            -----------
   TOTAL CURRENT LIABILITIES                         9,923,333             14,898,267

Long-term debt, less current portion                 1,430,000              3,320,000

SHAREHOLDERS' EQUITY

Common Stock, $.01 par value, authorized
   20,000,000 shares, issued 9,608,761 at
   January 27, 2002 and 9,514,052 shares at
   April 29, 2001, including treasury shares            96,088                 95,141

 Additional paid-in capital                         35,662,747             35,225,898

 Retained earnings (deficit)                         1,503,251               (400,285)

 Treasury stock, at cost - 799,355 shares           (3,807,061)            (3,807,061)
                                                    -----------            -----------
                                                    33,455,025             31,113,693
                                                    -----------            -----------

                                                  $ 44,808,358           $ 49,331,960
                                                   ============           ============

See notes to condensed consolidated financial statements (unaudited).

                        NOVAMETRIX MEDICAL SYSTEMS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                NINE MONTHS ENDED        NINE MONTHS ENDED
                                                                                JANUARY 27, 2002          JANUARY 28, 2001
                                                                                ----------------          ----------------
OPERATING ACTIVITIES
 Net income                                                                         $ 1,903,536               $ 2,413,248
 Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
    Depreciation                                                                        889,658                   860,511
    Amortization                                                                        660,376                   839,978
    Deferred income taxes                                                               617,800                   978,000
    Changes in operating assets and liabilities:
          Accounts and notes receivable                                               2,389,579                (2,934,382)
          Inventories                                                                   801,235                (3,663,450)
          Prepaid expenses                                                              213,487                  (410,922)
          Accounts payable                                                              364,060                 1,568,646
          Accrued expenses                                                           (1,153,394)                   81,027
NET CASH PROVIDED (USED) BY
                                                                                     -----------               -----------
   OPERATING ACTIVITIES                                                               6,686,337                  (267,344)

INVESTING ACTIVITIES
 Purchases of equipment                                                                (489,640)               (1,150,562)
 Purchases of licenses, technology, patents and other                                  (503,413)                 (754,678)

                                                                                     -----------               -----------
NET CASH USED BY INVESTING ACTIVITIES                                                  (993,053)               (1,905,240)

FINANCING ACTIVITIES
 Revolving line of credit, net (repayments) borrowings                               (4,175,000)                3,920,000
 Principal payments on other debt                                                    (1,900,600)               (1,919,883)
 Proceeds from Common Stock issued under stock
   purchase plan and stock option exercises                                             437,796                   176,198
NET CASH  (USED) PROVIDED  BY
                                                                                     -----------               -----------
   FINANCING ACTIVITIES                                                              (5,637,804)                2,176,315

CHANGE IN CASH AND
                                                                                     -----------               -----------
   CASH EQUIVALENTS                                                                      55,480                     3,731

Cash and cash equivalents at beginning of period                                        156,065                   283,262
                                                                                     -----------               -----------
Cash and cash equivalents at end of period                                          $   211,545               $   286,993
                                                                                     ===========               ===========

See notes to condensed consolidated financial statements (unaudited).

                       NOVAMETRIX MEDICAL SYSTEMS INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               JANUARY 27, 2002


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


NOTE 2 - RESTRUCTURING AND OTHER CHARGES: During the fourth quarter of fiscal 2001, approximately $4.25 million was charged against earnings as a result of certain strategic and operating changes initiated by the Company's management and the write-off of an uncollectible account receivable. The restructuring and other charges consisted primarily of a write-down of inventory of $2.3 million, $700,000 of severance costs, $500,000 to settle certain existing litigation, $300,000 for the closing costs associated with the Company's Redmond, Washington facility and $280,000 for an uncollectible account receivable. Approximately $1.2 million remained in accrued liabilities as of April 29, 2001. During the first nine months of fiscal 2002, the Company paid approximately $367,000 of accrued severance costs and terminated an additional 15 employees. Also, approximately $189,000 of litigation related expenses and $118,000 of miscellaneous other costs have been paid. The remaining accrued liability is approximately $535,000 as of January 27, 2002.


NOTE 3 - TRANSACTION COSTS: On December 12, 2001, the Company announced that it had entered into a definitive merger agreement with Respironics, Inc.under which Respironics would acquire the Company in a stock-for-stock transaction. A meeting of the Company's stockholders to vote on the proposed merger is scheduled for April 9, 2002. In conjunction with the proposed merger, the Company incurred expenses of $1,266,737 during the third quarter of fiscal year 2002. These expenses are primarily comprised of investment banking fees and legal expenses.


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142). Under this statement, goodwill is no longer amortized but rather subjected to annual impairment tests. The Company adopted the statement in the first quarter of fiscal 2002, and as such, discontinued the amortization of its goodwill. Had the Company applied the non-amortization provisions of the statement at the beginning of the first quarter of fiscal 2001, net income for the nine months ended January 28, 2001 would have been $148,000 or $0.02 per diluted share higher than reported. There has been no impairment of goodwill to date.

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

     The following table sets forth the denominators used in the calculation of basic and diluted earnings per share:


                                                           JANUARY 27, 2002                 JANUARY 28, 2001
                                                           ----------------                 ----------------

                                                        Quarter      Nine Months        Quarter      Nine Months
                                                         Ended           Ended           Ended          Ended
                                                         -----           -----           -----          -----

  Denominator for basic earnings per share:
   Weighted average shares outstanding                 8,784,888       8,759,257       8,689,323     8,676,358

   Effect of dilutive stock options and warrants         633,662         339,245          74,423       183,831
                                                     -----------      ----------     -----------   -----------
   Denominator for diluted earnings per share          9,418,550       9,098,502       8,763,746     8,860,189
                                                     ===========      ==========     ===========   ===========

                       NOVAMETRIX MEDICAL SYSTEMS INC.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                          AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

      Results for the third quarter of fiscal 2002 were affected by the Company's pending merger with Respironics, Inc. (NASDAQ:RESP). Net income for the third quarter was approximately $181,000 or $0.02 per diluted share, including transaction charges, compared to approximately $760,000 or $0.09 per diluted share reported for the third quarter of fiscal 2001. Transaction expenses of approximately $1,267,000 consisted primarily of investment banking and legal fees. Without the transaction expenses, net income for the third quarter of fiscal 2002 would have have been $998,000 or $0.11 per diluted share. Net income for the first nine months of fiscal 2002 was approximately $1,904,000 or $0.21 per diluted share ($2,721,000 or $0.30 per diluted share before transaction expenses) compared to net income of approximately $2,413,000 or $0.27 per diluted share reported for the first nine months of the prior fiscal year. Net income for the quarter and nine months ended January 28, 2001 would have been $808,000 or $0.09 per diluted share and $2,561,000 or $0.29 per diluted share, respectively, had the Company adopted FAS 142 eliminating the amortization of goodwill at the start of fiscal 2001.

      Net sales for the third quarter of fiscal 2002 were $12.5 million compared to net sales of approximately $14.1 million for the third quarter of fiscal 2001. Domestic sales were planned to be below prior year levels as the Company realigned its resources to focus on its more profitable cardiopulmonary products which provide a substantial growth opportunity. As expected, this strategic change contributed to increased net income before transaction expenses compared to the third quarter of the prior year. International sales also decreased slightly from the third quarter of the prior year. Sales to Original Equipment Manufacturer ("OEM") customers for the third quarter of fiscal 2002 decreased from the prior year due to the temporary reduction in demand of one customer due to an inventory reduction initiative by that partner. OEM sales to this customer, and as a whole, have returned to normal levels. Sales of Children's Medical Ventures ("ChMV") products continued to produce solid growth increasing by 26% for the third quarter of fiscal 2002 compared to the prior year. Net sales for the first nine months of fiscal 2002 were approximately $37.3 million compared to approximately $40.2 million for the first nine months of the prior year. Decreases in domestic and international sales were partially offset by increases in ChMV and OEM sales.

     Cost of products sold as a percentage of net sales was 46% for both the third quarter and first nine months of fiscal 2002 compared to 45% for the corresponding periods of fiscal 2001. The increase in cost of products sold as a percentage of sales was primarily product mix related resulting from reduced sales in the domestic hospital marketplace as planned. The Company is continuing its efforts to reduce costs and enhance its gross profit as a percentage of sales through manufacturing efficiencies, purchasing alternatives and redesign initiatives.

     Research and product development ("R&D") spending increased by $29,000 or 3% to approximately $1,131,000 for the third quarter of fiscal 2002 compared to the third quarter of the prior year. R&D spending increased by approximately $158,000 or 5% to $3,417,000 for the first nine months of fiscal 2002 compared to the first nine months of the prior fiscal year. The increase in R&D expense for both periods was primarily attributable to increased salaries and related benefits and spending for clinical research. Partially offsetting these increases were decreases in facilities costs resulting from the closing of the Company's Redmond, Washington office during June 2001, as well as travel and entertainment expenses and outside professional services.

     Selling, general and administrative ("S,G&A") spending decreased approximately $1.1 million or 21% for the third quarter of the current fiscal year compared to the third quarter of the prior year. S,G&A expenses for the nine months ended January 27, 2002 decreased by approximately $1.7 million or 12% compared to the first nine months of the prior year. Reductions in S,G & A expenses for both the three month and nine month periods were achieved in all areas including sales, marketing, service and general and administrative with the greatest impact coming from the reorganization of the domestic sales force at the beginning of the fiscal year in conjunction with our strategic product refocus. The Company has continued to improve its operating efficiencies overall. Salaries, commissions and related benefits, travel and entertainment, legal and accounting and other professional services were primarily responsible for the reductions in expenses for both periods.

     Interest expense decreased by approximately $201,000 or 73% and $432,000 or 58%, respectively, for the quarter and nine months ended January 27, 2002 compared to the corresponding periods of the prior year. The reduction in interest expense is related to lower levels of outstanding debt and reduced interest rates. The Company has reduced its debt by $7.7 million during the past twelve months primarily from operating results, and improvements in accounts receivable and inventory management.

     Goodwill amortization decreased by approximately $74,000 and $229,000, respectively, for the quarter and nine months ended January 27, 2002 as compared to the corresponding periods of the prior fiscal year. During the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which eliminates the requirement to amortize goodwill.

      Income tax expense for both the third quarter and first nine months of fiscal 2002 and fiscal 2001 reflects an estimated effective tax rate of 35.5%. The effective tax rate includes benefits from R&D tax credits and the Company's Foreign Sales Corporation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $18.5 million at January 27, 2002 compared to $17.0 million at April 29, 2001 and current ratios of 2.9 to 1 and
2.1 to 1, respectively. The increase in working capital was primarily attributable to cash generated by operating activities of $6.7 million partially offset by repayments toward the revolving credit line facility aggregating $4.2 million in the nine month period.

     Cash provided by operating activities was approximately $6.7 million for the nine months ended January 27, 2002 compared to cash used of approximately $267,000 for the first nine months of the prior fiscal year. The improvement in cash from operations of approximately $7.0 million is primarily related to decreases in accounts receivable and inventories, partially offset by decreases in accrued expenses, which includes accrued restructuring costs. The Company believes that continued operating improvements will lead to further increases in cash from operations during the remainder of fiscal 2002.

      Cash provided by operations is expected to be the principal source of capital and sufficient to fund the Company's requirements for the remainder of fiscal 2002 and the next fiscal year. In addition, approximately $3.2 million of proceeds have been realized subsequent to the end of the third quarter from the exercise of the Company's Class B Warrants. The warrants were exercisable at $5.85 per share and expired on March 8, 2002.

     The Company also has a $10 million revolving credit agreement with $9.5 million of borrowings available as of January 27, 2002. Management believes that additional funds, if needed, are obtainable on commercially acceptable terms.


FORWARD LOOKING INFORMATION

     This Quarterly Report contains forward looking statements about the Company's projected operating results and the proposed merger with Respironics, Inc. The Company's ability to achieve its projected results and to consummate the proposed merger transaction is dependent upon a variety of factors, many of which are outside of management's control, including without limitation, global economic changes, an unanticipated slowdown in the healthcare industry, unanticipated technological developments which affect the competitiveness of the Company's products, an unanticipated delay or loss of business, or unanticipated market conditions that may impact the proposed merger. The Company does not intend to update publicly any of the forward looking statements contained herein.

                          PART II- OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits: The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

  (b) Current Reports on Form 8-K: On December 18, 2001, the Company filed a Current Report on Form 8-K to report that it had entered into an Agreement and Plan of Merger with Respironics Holdings, Inc., a subsidiary of Respironics, Inc., pursuant to which the Company would be acquired.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          NOVAMETRIX MEDICAL SYSTEMS INC.


  Dated:  March 12, 2002                          s/William J. Lacourciere
          --------------                          ------------------------
                                                  William J. Lacourciere
                                                  Chairman of the Board
                                                  and Chief Executive Officer


  Dated:  March 12, 2002                          s/Joseph A. Vincent
          --------------                          -------------------
                                                  Joseph A. Vincent, CMA
                                                  Executive Vice President
                                                  and Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                                                 Page
                                                                                                 ----
4(a)      Novametrix Medical Systems Inc. 2000 Long Term Incentive Plan (incorporated by          --
          reference to Exhibit 4(i) of the Company's Registration Statement on Form S-8,
          dated September 14, 2001).

4(b)      Novametrix Medical Systems Inc. 1999 Incentive Plan (incorporated by reference to       --
          Exhibit 4(iv) to the Company's Registration Statement on Form S-8, dated
          September 14, 2001).

10(a)     Letter Agreement dated September 20, 2001 by and between the Company and William        16
          J. Lacourciere.

10(b)     Letter Agreement dated September 20, 2001 by and between the Company and Thomas         17
          M. Patton.

10(c)     Letter Agreement dated September 20, 2001 by and between the Company and Jeffery        18
          A. Baird.

10(d)     Letter Agreement dated September 20, 2001 by and between the Company and Philip         19
          F. Nuzzo.

10(e)     Letter Agreement dated September 20, 2001 by and between the Company and Joseph         20
          A. Vincent.

10(f)     Letter Agreement dated December 14, 2001 by and between the Company and Thomas M.       21
          Patton.

10(g)     Employment Agreement dated as of December 14, 2001 by and among Respironics, the        24
          Company and William J. Lacourciere.

10(h)     Employment Agreement dated as of December 14, 2001 by and among Respironics, the        37
          Company and Philip F. Nuzzo.